Form 10QSB
period 1996-03-31
LIGHT SAVERS U S A INC
filed 1996-05-15
CIK 911434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                 March 31, 1996
                               -----------------------------------------------

/  /     TRANSACTION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from_______________________to________________________

Commission File Number:        0-23054
                       ------------------------

                            Light Savers U.S.A., Inc.
- - - --------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

        New York                                       11-3096379
- - - -------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

509 Madison Avenue Suite 1114, New York, NY            10022
- - - -------------------------------------------            -----
(Address of principle executive offices)               (Zip Code)

                                 (212) 223-0699
- - - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                      969 Third Avenue, New York, NY 10022
- - - --------------------------------------------------------------------------------
              (Registrant's former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) has filed all reports to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / X / Yes / / No

           APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court. / / Yes / / No

                       APPLICABLE ONLY TO CORPORATE ISSUER
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 7,125,655 shares as of May 13, 1996.

                    LIGHT SAVERS U.S.A., INC. and SUBSIDIARY
                               TABLE OF CONTENTS


                                                                       Page No.

                                     PART I

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of March 31, 1996
                     and December 31, 1995                                 3

                  Consolidated Statements of Operations for the three
                     months ended March 31, 1996 and 1995                  4

                  Consolidated Statement of Stockholders' Equity
                     for the three months ended March 31, 1996             5

                  Consolidated Statements of Cash Flows for the three
                     months ended March 31, 1996 and 1995                  6

                  Notes to Consolidated Financial Statements             7-9

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                           10-12


                                     PART II

Item 1.           Legal Proceedings                                       13

Item 2.           Changes in Securities                                   13

Item 3.           Defaults Upon Senior Securities                         13

Item 4.           Submission of Matters to a
                  Vote of Security Holders                                13

Item 5.           Other Information                                       13

Item 6.           Exhibits and Reports on Form 8-K                        14

Signatures

                    LIGHT SAVERS U.S.A., INC. and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                    AS OF MARCH 31, 1996 & DECEMBER 31, 1995

ASSETS
                                                                                March 31, 1995   December 31, 1995
                                                                                --------------   -----------------
                                                                                (Unaudited)          (Audited)

Current assets:
     Cash and cash equivalents                                                    $518,517         $390,702
     Marketable securities                                                            -             715,000
     Accounts receivable (net of allowance for doubtful accounts
          of $0.00 & $101,000)                                                   1,225,406        1,586,836
     Current assets of discontinued operations                                        -             145,317
     Costs in excess of billings                                                    46,509          129,734
     Prepaids and other current assets                                              24,720          130,671
                                                                                ---------------------------
          Total current assets                                                   1,815,152        3,098,260
Property and equipment (net of accumulated depreciation of
     $54,142 and $48,932)                                                           83,846           97,387
Goodwill, less accumulated amortization of $279,673
     and $166,048                                                                6,319,966        6,433,591
Note receivable                                                                    375,000          350,000
Other assets                                                                        45,983           52,008
                                                                                ---------------------------
     Total assets                                                               $8,639,947      $10,031,246
                                                                                ---------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Loan payable - bank                                                              -            $455,926
     Accounts payable                                                            1,143,903        1,040,587
     Accrued expenses and other current liabilities                              1,018,571        1,073,230
     Sales taxes payable                                                           111,955          111,955
     Billings in excess of costs                                                   269,353          620,574
     Accrued loss on disposal of discontinued operations                              -             398,806
                                                                               ----------------------------
     Total current liabilities                                                   2,543,782        3,701,078
                                                                               ----------------------------
Commitments
Stockholders' equity:
     Preferred stock, $.01 par value, 2,500,000 shares
          authorized, none issued and outstanding                                     -                -
     Common stock. $.01 par value, 10,000,000 shares
          authorized, 6,950,655 issued and outstanding                              71,257           71,257
     Additional paid-in capital                                                  7,905,610        7,865,285
     Accumulated deficit                                                        (1,727,577)      (1,606,374)
     Treasury stock at cost                                                      (153,125)            -
                                                                               ----------------------------
          Total stockholders' equity                                             6,096,165        6,330,168
                                                                               ----------------------------
          Total liabilities and stockholders' equity                            $8,639,947      $10,031,246
                                                                                ===========================

         The accompanying notes are an integral part of these statements

                    LIGHT SAVERS U.S.A., INC. and SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)




                                                        1996            1995
                                                        ----            ----

Net sales                                            $1,993,321      $      -

Cost of goods sold                                    1,676,801             -
                                                     ------------------------

Gross profit                                            316,520             -

Selling, general and
     administrative expenses                            440,431       138,018
                                                     -------------------------

(Loss) from operations                                 (123,911)     (138,018)



     Interest income                                      2,708        34,739
                                                     -------------------------

Net (loss) from continuing operations                  (121,203)     (103,279)


Discontinued operations
     Income from discontinued operations                      -       163,811
                                                     --------------------------

Net income (loss)                                     ($121,203)      $60,532
                                                     =========================
Loss per share:
         Continuing operations                             (.02)         (.02)
         Discontinued operations                            .00           .03
                                                     -------------------------
                                                           (.02)          .01
                                                     =========================
Weighted average number of common
     shares outstanding                               6,949,556     4,625,655
                                                     =========================


         The accompanying notes are an integral part of these statements

                    LIGHT SAVERS U.S.A., INC. and SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996




                           Common Stock     Treasury Stock
                           -------------------------------    Additional                         Total
                                                               Paid In      Accumulated      Stockholders'
                           # of Shares   Amount    Amount      Capital        Deficit           Equity
                           -------------------------------------------------------------------------------

BALANCE January 1, 1996    7,125,655     $71,257   $      0   $7,865,285    ($1,606,374)     $6,330,168

PURCHASE OF
    TREASURY STOCK          (500,000)              (437,500)                                   (437,500)

PRIVATE PLACEMENT
   OF COMMON SHARES          325,000                284,375       40,325                        324,700

NET LOSS                                                                       (121,203)       (121,203)
- - - --------------------------------------------------------------------------------------------------------

BALANCE March 31, 1996     6,950,655     $71,257  ($153,125)  $7,905,610    ($1,727,577)     $6,096,165
========================================================================================================

                    LIGHT SAVERS U.S.A., INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTH PERIOD ENDED MARCH 31
                                   (UNAUDITED)

                                                                                          1996                  1995
                                                                                          ----                  ----
Cash flow from operating activities:
     Net income (loss)                                                                 ($121,203)             $60,532
     Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
          Depreciation and amortization                                                  127,166                9,934
          Allowance for doubtful accounts                                               (101,000)               3,004
Changes in operating assets and liabilities:
     Decrease (Increase)
     Accounts receivable                                                                 462,430             (164,440)
     Notes receivable                                                                    (25,000)                 -
    Inventory                                                                                -                  1,704
     Current assets of discontinued operations                                           145,317                  -
     Costs in excess billings                                                             83,225                  -
     Prepaids and other current assets                                                   105,951               (7,731)
     Other long term assets                                                                6,025                  350
          Increase (decrease)
     Accounts payable                                                                    103,316              (25,168)
     Accrued expenses                                                                    (54,659)             (34,635)
     Billings in excess of costs                                                        (351,221)                 -
     Accrued loss on disposal of discontinued operations                                (398,806)                 -
     Sales taxes payable                                                                     -                 20,582
                                                                                        ------------------------------
Net cash provided (used in) by operating activities                                      (18,459)            (135,868)
                                                                                        ------------------------------
Cash flows from investing activities
     Purchase of marketable securities                                                       -               (322,200)
     Sale of short term marketable investment                                            715,000                  -
     Purchase of property and equipment                                                      -                 (9,535)
                                                                                        -------------------------------
Net cash provided by (used in) investing activities                                      715,000             (331,735)
                                                                                        -------------------------------
Cash flows from financing activities
     Payment of loan payable - bank                                                     (455,926)                 -
     Purchase of stock                                                                  (437,500)                 -
     Sale of treasury stock                                                              324,700                  -
                                                                                        -------------------------------
Net cash provided by (used in) financing activities                                     (568,726)                 -
Net (decrease) increase in cash and cash equivalents                                     127,815             (467,603)
Cash and cash equivalents beginning of period                                            390,702              878,903
                                                                                        -------------------------------
Cash and cash equivalents end of period                                                 $518,517             $411,300
                                                                                        ===============================
   Cash paid for interest                                                                $  -                 $   -
   Cash paid for income taxes                                                            $  -                 $   -
                                                                                        -------------------------------

         The accompanying notes are an integral part of these statements

                    LIGHT SAVERS U.S.A., INC. and SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)



NOTES TO FINANCIAL STATEMENTS

1.  Organization and
     Basis of Presentation     Light Savers U.S.A., Inc. (the "Company") was
                               incorporated in the State of New York on October
                               10, 1991. On August 1, 1995, the Company acquired substantially all of the assets and business, and assumed certain liabilities, of AGF Interior
                               Services, Inc. (d/b/a Hospitality Restorations and Builders)("AGF"), through its newly formed subsidiary corporation, Hospitality Restorations and Builders, Inc. ("HRB"). HRB provides interior and exterior cosmetic renovations and maintenance for leading hotel and hospitality customers nationwide. The acquisition was accounted for as a purchase with the results of HRB included from the acquisition date.

                               The consolidated financial statements and related notes thereto as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for December 31, 1995 was derived from the audited financial statements included in the Company's Form 10-KSB. These interim financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period.

                               Income per share of Common Stock was computed by dividing the loss by the weighted average number of common shares and common stock equivalents outstanding during the period. For the three months ended March 31, 1996 and 1995, there were no common stock equivalents included in the calculations since they would be anti-dilutive.

2.  Discontinued
     Operations                In December 1995, the Company determined to focus
                               its resources on its hospitality and restoration business and discontinue its lighting business.
                               On February 26, 1996, the Company entered into a divestiture agreement (the "Agreement") with its former president. In accordance with the Agreement, the Company disposed of the lighting business, together with accounts receivable, inventory and fixed assets to the former president, who also assumed certain liabilities.
                               Additionally, in accordance with the Agreement, the following occurred: (i) the Company repurchased 500,000 shares of common stock from the former president for $250,000, (ii) the Company retained the former president as a consultant for a three year period at an annual retainer of $100,000, (iii) the former president granted to the Company the option to purchase an additional 1,000,000 shares of common stock over a two year period at a 33% discount from the average trading price for the prior 20 trading days, but not below certain minimum set prices. The Agreement also provides that the former president has the ability to request that the Company to purchase the relevant optioned shares at a 50% discount to market. If the Company does not purchase the relevant optioned shares, the option will be canceled with respect to such shares.

3. Private Placement           On March 29, 1996 the Company consummated a
                               private placement of 325,000 shares of common stock to accredited investors at a price of $1.00 per share, for aggregate gross proceeds of $325,000.

4. Subsequent Event            On April 9, 1996 the Company completed an
                               additional private placement of 175,000 shares of common stock to accredited investors at a price of $1.00 per share, for aggregate gross proceeds of $175,000.

5.  Pro Forma
     Information               The following pro forma consolidated financial
                               information has been prepared to reflect the acquisition of the assets and business of AGF.
                               The pro forma financial information is based on the historical financial statements of the Company and AGF, and should be read in conjunction with the accompanying footnotes. The accompanying pro forma operating statements are presented as if the transaction occurred January
                               1, 1995. The pro forma financial information is unaudited and is not necessarily indicative of what the actual results of operation of the Company would have been assuming the transaction had been completed as of January 1, 1995, and neither is it necessarily indicative of the results of operations for future periods.

                               Three months ended March 31                 1995
                               -------------------------------------------------
                                                                     (unaudited)
                               Net Sales                               $981,177
                               Loss from continuing operations         (181,072)
                               Net loss                                 (17,261)
                               Loss per share from continuing
                                 operations                                (.03)
                               Net loss per share                          (.00)
                               -------------------------------------------------

                               The above unaudited pro forma statements have been adjusted to reflect the amortization of goodwill, as generated by the acquisition, over a 17-year period, interest income on the $350,000 note receivable, elimination of the interest income on the $2,500,000 funds used in connection with the acquisition, and the 2,500,000 shares issued as consideration in the transaction. The impact of outstanding stock options was not included in the calculation of net loss per share since the effect would be antidilutive.

                    LIGHT SAVERS U.S.A., INC. and SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In August 1995, the Company's wholly-owned subsidiary, HRB, acquired substantially all of the assets and business and assumed certain liabilities of AGF Interior Services, a company that provides renovation services to the hospitality industry (the "Acquisition"). In December 1995, the Company determined to focus its resources on its hospitality restoration business and to discontinue its lighting business. In February 1996, the Company sold its lighting business to Tova Schwartz, the Company's former President and Chief Executive Officer.


RESULTS OF OPERATION

Net sales for the three month period ended March 31, 1996 were $1,993,321, compared to $323,382 for the same period last year. The March 31, 1996 sales were those of HRB as a result of the Acquisition, which was consummated on August 1, 1995.

Gross profit for the quarter ended March 31, 1996 was $316,520, or 16%, compared to $234,041, or 72%, for the same period last year. The decrease in the gross profit during the quarter ended March 31, 1996 is a result of the completion of several low margin jobs to promote the Company and the actual new work started in January and February was limited. The high gross profit for the lighting operation in the quarter ended March 31, 1995 was for sales of a few high margin decorative lighting products.

Selling, general and administrative expenses for the quarter ended March 31, 1996 were $440,431 compared to $138,018 for the same period last year. The increase in SG&A expenses in the quarter ending March 31, 1996 related to the operation of a much larger business (HRB). As a percent of sales SG&A was reduced from 43% in quarter ended March 31, 1995 to 22% for the quarter ended March 31, 1996. Included in the SG&A expenses for the quarter ended March 31, 1996 was $113,625 of amortization of goodwill for the acquisition of HRB.

Loss from operations for the quarter ended March 31, 1996 was $(121,203), compared to ($138,018) for the same period last year. The loss sustained by the Company for the quarter ended March 31, 1996 was largely the result of low margin work being performed during the first quarter, coupled with amortization of good will.

Interest income for the quarter ended March 31, 1996 was $2,708, compared to $34,739 for the same period last year. The higher interest income in 1995 was related to the investment of the proceeds from the Company's Initial Public Offering, consummated in January 1994.

As a result of the above, Net income (loss) for the quarter ended March 31, 1996 was $ (121,203) or ($ .02) per share compared to income of $60.532 or $ .01 per share for the same period last year. Contributing to the loss in the quarter ended March 31, 1996 was for the reasons mentioned above.

THE RESULTS FOR THE QUARTER ENDED MARCH 31, 1996 ARE NOT INDICATIVE OF THE COMPANY'S FUTURE OPERATING RESULTS SINCE THE COMPANY ACQUIRED THE ASSETS AND BUSINESS OF AGF IN AUGUST 1995 AND DISCONTINUED ITS LIGHTING BUSINESS IN DECEMBER 1995. THEREFORE, THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION REFLECTS THE COMPANY'S OPERATING RESULTS ON A PRO FORMA CONSOLIDATED BASIS GIVING EFFECT TO THE ACQUISITION AND THE DISCONTINUANCE OF THE LIGHTING BUSINESS AS IF SUCH TRANSACTIONS TOOK PLACE ON JANUARY 1, 1995. THE PRO FORMA FINANCIAL INFORMATION IS BASED ON THE HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND AGF AND SHOULD BE READ IN CONJUNCTION WITH SUCH FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE PRO FORMA FINANCIAL INFORMATION IS UNAUDITED AND IS NOT NECESSARILY INDICATIVE OF WHAT THE ACTUAL RESULTS OF OPERATIONS OF THE COMPANY WOULD HAVE BEEN ASSUMING THE ACQUISITION AND THE DISCONTINUANCE OF THE LIGHTING BUSINESS HAD BEEN COMPLETED AS OF JANUARY 1, 1994, AND NEITHER IS IT NECESSARILY INDICATIVE OF THE RESULTS OF OPERATIONS FOR FUTURE PERIODS.

For the quarter ended March 31, 1996 sales were $1,993,321, compared to $981,177 for the same period last year. The increase in net sales is related to the Company's continuing investment in sales and marketing activities.

Gross profit for the quarter ended March 31, 1996 was $316,520, or 16%, compared to $406,746, or 41% for the same period last year. The significant reduction in gross profit is a result of the completion of several low margin jobs to promote the Company and the actual new work started in January and February was limited.

Selling, general and administrative expenses were $440,431 for the quarter ended March 31, 1996, compared to $603,682 for the same period last year.

Loss from operations for the quarter ended March 31, 1996 was ($123,911), compared with net loss of ($181,072) for the same period last year. The most significant factor contributing to the loss in the quarter ended March 31, 1996 was the reduction in the gross profit and the amortization of goodwill. Net loss for the period ended March 31, 1996 was ($121,203), compared to a net loss of ($17,261) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital (deficit) was approximately ($728,000) at March 31, 1996, compared to ($602,818) at December 31, 1995.

Cash, cash equivalents and marketable securities at March 31, 1996 were $518,517, compared to $1,105,702 at December 31, 1995. Accounts receivable at March 31, 1996 were $1,225,406, compared to $1,586,836 at December 31, 1995.

On April 8, 1996, the Company completed the Private Placement of 175,000 shares of Common Stock to accredited investors at a price of $1.00 per share, for aggregate gross proceeds of $175,000. The Company is using the proceeds of the Private Placement for working capital. A portion of this transaction took place during the 1st quarter with the sale of 325,000 shares at $1.00 per share.

During the first quarter of 1996, the Company signed approximately $10 million of new contracts for the cosmetic renovation of nine hotels. In April, the Company signed an additional $3 million of contracts for cosmetic renovation. All of the contracts discussed above are expected to be completed during fiscal 1996. The Company believes it has sufficient resources to complete these contracts in a timely and profitable manner.

The Company believes its present cash position is sufficient to meet its short term operating needs.

                    LIGHT SAVERS U.S.A., INC. and SUBSIDIARY
                                TABLE OF CONTENTS



                                     PART II



Item 1.           Legal Proceedings - None

Item 2.           Changes in Securities - None

Item 3.           Defaults Upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Security Holders - None

Item 5.           Other Information - None

Item 6.           Exhibits and Reports on Form 8-K

                  (a)   EXHIBITS

                         27        Financial Data Schedule

                  (b)   REPORTS ON FORM 8-K

                        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LIGHT SAVERS U.S.A., INC.



                                         By: /s/ Howard G. Anders
                                             ---------------------
                                             Howard G. Anders
                                             Executive Vice President

Dated:  May 15, 1996