Form 10KSB/A
period 1995-12-31
LIGHT SAVERS U S A INC
filed 1996-08-01
CIK 911434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[x] Annual Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the calendar year ended        December  31,  1995
                              ---------------------------------

[ ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the transition period from _____________________ to ______________________

Commission file number             0-23054
                         --------------------------

                            LIGHT SAVERS U.S.A., INC.
                            -------------------------
                 (Name of Small Business Issuer in its Charter)


            New York                                            11-3096379
 ------------------------------                             -------------------
 State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization                             Identification No.)



       509 Madison Avenue, Suite 1114, New York, New York             10022
- --------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number, including area code          212-223-0699
                                                  -----------------------

Securities registered under Section 12 (b) of the Exchange Act:      NONE

Securities registered under Section 12 (g) of the Exchange Act:  Common Stock, par value $.01
                                                                 per share.


     Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      [ X ] YES         [   ] NO

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. [   ]

     The Registrant's revenues for the fiscal year ended December 31, 1995 were $4,980,291.

     The aggregate market value for the 1,694,100 shares of Common Stock, $.01 par value per share (the "Common Stock"), held by non-affiliates of the Registrant as of April 12, 1996 was approximately $3,489,846.

ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS:

     Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                      [   ] YES         [   ] NO.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares of Common Stock outstanding as of April 12, 1996 was 7,125,655.

DOCUMENTS INCORPORATED BY REFERENCE

     None

                            LIGHT SAVERS U.S.A., INC.
                                   Form 10-KSB/A
                      Calendar Year Ended December 31, 1995

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------


                                     PART I

Item 1.  Description of Business..............................................2
Item 2.  Description of Properties............................................4

                                     PART II

Item 6.  Management Discussion and Analysis of Financial Condition and
           Results of Operations..............................................4

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................9
Item 10. Executive Compensation..............................................10
Item 12. Certain Relationships and Related Transactions......................12

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General
- -------

     Light Savers U.S.A., Inc. (the "Company") was formed under the laws of the State of New York in October 1991. In January 1994, the Company consummated an initial public offering of its Common Stock. Since inception, the Company's principal line of business was to design and market decorative, energy efficient lighting fixtures for the hotel and hospitality industry. The Company manufactured its ceiling, table and floor lamps, wall arms and wall sconces, and vanity light fixtures to individual customer specifications. The fixtures utilized compact fluorescent tubes known as "PL bulbs," which complement their cosmetic beauty and use less energy.

     The Company's primary marketing tool was the utilization of Con Edison's Applepower Rebate Program (the "Con Edison Rebate Program"), under which Con Edison offered rebates to those who utilized energy saving devices for a substantial amount, if not all, of the cost of the fixtures, which left the customer responsible for payment of a small portion, if any, of the cost. All Company customers in the New York City area had participated in the Con Edison Rebate Program and the Company sold its products to an insignificant number of customers who did not live in the New York City area and in an area where their local utility company did not provide for a rebate program.

     In 1994, Con Edison substantially reduced the Con Edison Rebate Program, making it less advantageous for the Company to use the Con Edison Rebate Program as a marketing tool. As a result, the Company's revenues were substantially reduced.

     In August 1995, the Company's wholly-owned subsidiary, Hospitality Restoration and Builders, Inc., a New York corporation ("HRB") acquired substantially all of the assets and business and assumed certain liabilities of AGF Interior Services Co., a Florida corporation that provides renovation services to the hospitality industry ("AGF"), in a stock and cash transaction from Watermark Investments Limited, a Delaware corporation ("Watermark"). In December 1995, the Company's Board of Directors, in an effort to focus the Company in a more strategic direction, determined to begin to dispose of the Company's lighting division and concentrate the Company's efforts in HRB.

     On February 26, 1996, the Company, HRB, Watermark Investments Limited, a Bahamian international business company ("Watermark-Bahamas"), Watermark, a wholly-owned subsidiary of Watermark-Bahamas, AGF, Tova Schwartz, Alan G. Friedberg and Guillermo A. Montero entered into a Divestiture, Settlement and Reorganization Agreement (the "Divestiture Agreement") pursuant to which (i) the Company sold its lighting business to Tova Schwartz, the Company's former President and Chief Executive Officer; (ii) Ms. Schwartz resigned from her positions as a director and officer of the Company and HRB; (iii) the Company repurchased 500,000 shares of Common Stock from Ms. Schwartz for $250,000; (iv) Ms. Schwartz granted to the Company the option to purchase an additional 1,000,000 shares of Common Stock; (v) the Company retained Ms. Schwartz as a consultant for a period of three years at a salary of $100,000 per year; (vi) Ms. Schwartz, the sole remaining director of the Company (since Howard G. Anders, Moshe Greenfield and Moise Hendeles resigned from their positions as directors of the Company effective February 25, 1996), appointed Mr. Friedberg and Robert A. Berman to the Company's Board of Directors and the parties appointed Mr. as the Company's President and Chief Executive Officer; (vii) the Company entered into three-year employment agreements with each of Messrs.

Friedberg and Montero; and (viii) the Company engaged Resource Holdings Associates ("Resource Holdings") as its financial advisor. Subsequently, on March 25, 1996, Mr. Berman resigned from the Company's Board of Directors and the Board elected Scott A. Kaniewski as Watermark's representative to the Board of Directors.

     The Company's only line of business currently is providing a complete package of renovation resources to the hospitality industry ranging from pre-planning and scope preparation of a project to performing the renovation requirements and delivering furnished rooms. HRB offers hospitality maintenance services to hotels and hotel chains throughout the continental United States. For over sixteen years, HRB, through its predecessor, AGF, has provided to the hospitality industry renovation and improvements such as vinyl, paint, wallpaper, carpet, installation of new furniture, light carpentry, and masonry work. HRB generally provides its renovation services in an on time, on budget manner, while causing little or no disruption to the ongoing operation of a hotel. HRB has successfully responded to the hotel industry's efforts to increase occupancy, room rates and market share through cosmetic upgrades, which are generally required every four to seven years.

     The Company currently maintains its executive offices at 969 Third Avenue, New York, New York 10022, and its telephone number is (212) 223-0699. HRB maintains its principal office at 1800 Century Park East, Los Angeles, California 90067, and its telephone number is (310) 286-6400.

Marketing
- ---------

     Marketing efforts are directed by the Company's Chief Executive Officer and Executive Vice President of Sales and Marketing. Sales efforts are directed primarily to the owners of major hotel chains throughout the United States. The Company believes that it provides necessary services to major hotel chains and feels confident it will be able to benefit from its strategic focus in the hospitality industry.

Competition
- -----------

     The hospitality maintenance industry is highly fragmented and is made up largely of small, local companies. HRB has approximately 2% of the market share, while another large company in the industry has approximately 3% of the market share. The Company does not know of any other companies in the industry that have a significant share of the market. Competition in the hospitality restoration industry is significant and is based largely on the price and service. In the future, the Company's competitors may be larger and have greater financial resources than HRB.

Permits and Licenses
- --------------------

     The Company is required to obtain state-wide licenses in many of the states in which it provides services. The Company currently has licenses in 20 states. The Company's management believes that it has sufficient licenses to conduct its business, and that it would easily be able to obtain additional licenses if it were required to do so. In connection with such licenses, the Company is required to, and believes it does, comply with all environmental laws.

Dependence on Customers
- -----------------------

     During the year ended December 31, 1995, Beverly Hilton, Omni Atlanta, Crown Plaza Worcester and Prime Hospitality each accounted for greater than 10% of the Company's revenues.

Employees
- ---------

     As of December 31, 1995, the Company employed 12 full time employees. A typical renovation project is staffed by a field supervisor, who hires subcontractors and laborers specifically for the particular project. Each project is staffed by trade subcontractors that may or may not be unionized. The Company purchases workman's compensation insurance for each of its projects. Every contractor and subcontractor is required to sign the Company's standard contract before working on a project. None of the Company's employees are represented by labor unions and the Company believes that its relationship with its employees is good.

Recent Developments
- -------------------

     On February 26, 1996, the Company engaged Resource Holdings as its financial advisor until December 31, 1997. As compensation for such engagement, the Company granted to Resource Holdings a five year option to purchase 500,000 shares of Common Stock at an exercise price of $2.00 per share and agreed to pay to Resource Holdings a retainer of $10,000 per month for a period of at least one year.

     On April 8, 1996, the Company consummated a private placement (the "Private Placement") of 500,000 shares of Common Stock to accredited investors at a price of $1.00 per share, for aggregate gross proceeds of $500,000.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company maintains its executive office and showroom facilities in a 22-story brick multipurpose office building at 509 Madison Avenue, Suite 1114, New York, New York 10022, where it occupies approximately 1,100 square feet. The Company has entered into a three-year lease, which expires April 30, 1999 with an unaffiliated landlord pursuant to which it currently pays annual fixed rental of $36,766.00 (exclusive of rent adjustments).

     HRB maintains offices at 1800 Century Park East, 3rd Floor, Los Angeles, California, 90067 where it occupies approximately 3,336 square feet in a multi-story office complex. HRB has entered into a five year lease, which expires in January 1999, with an annual fixed rental of approximately $66,800 (exclusive of rent adjustments).


                                     PART II

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
- --------

     In February 1995, the Company's management realized that the change in the Con Edison Rebate Program had seriously impacted its ability to promote and build its decorative energy efficient lighting business and began to seek either a joint venture partner or an acquisition opportunity. In August 1995, the Company's wholly-owned subsidiary, HRB, acquired substantially all of the assets and business and assumed certain liabilities of AGF, a company that provides renovation services to the hospitality industry. In December 1995, the Company determined to focus its resources on its hospitality restoration business and discontinue its lighting business.

     In February 1996, the Company sold its lighting business to Tova Schwartz, the Company's former President and Chief Executive Officer.

Asset Purchase
- --------------

     Pursuant to an Asset Purchase Agreement (the "Agreement") dated as of August 1, 1995 (the "Acquisition Date"), the Company acquired substantially all of the assets (the "Acquisition") of AGF, including contract rights, through its newly formed subsidiary corporation, HRB. HRB provides interior and exterior cosmetic renovations and maintenance for leading hotel and hospitality customers nationwide.

     The aggregate consideration for the Acquisition pursuant to the Agreement was subject to final determination subsequent to the Acquisition Date. As finally determined on April 12, 1996, the purchase price consisted of a $2,150,000 promissory note (the "Note Payable") payable to AGF over five years, bearing interest at 8% per annum, and 2,500,000 shares of Common Stock delivered to AGF and issued in the name of AGF's sole stockholder, Watermark. The Acquisition resulted in goodwill of approximately $6,600,000, which is being amortized on a straight-line basis over its estimated life of 17 years. The Acquisition was accounted for as a purchase method of accounting with the results of HRB included in the consolidated financial statements from the Acquisition Date.

     On May 23, 1995, the Company loaned AGF $2,500,000, secured by a promissory note (the "Note Receivable"), payable over five years and bearing interest at 8%. The Note Receivable is currently due from Watermark, and is included in the accompanying financial statements.

     On April 12, 1996, the Company and Watermark agreed to offset the $2,150,000 Note Payable and the $2,500,000 Note Receivable, with a net balance of $350,000 payable to the Company over five years at a rate of 7% per annum, with payments commencing January 1997. The Company believes that the 7% interest rate accurately reflects the cost of money at the time of such adjustment.

     As noted above, the Company's Board of Directors determined that it was in the best interest of the Company and its shareholders to discontinue the decorative lighting business. Tova Schwartz acquired the lighting business from the Company on the following terms:

     1) The Company repurchased from Ms. Schwartz 500,000 shares of Common Stock at a price of $.50 per share or $250,000.

     2) The Company engaged Ms. Schwartz as a consultant for a three year term at a rate of $100,000 a year. Under the terms of Ms. Schwartz' engagement, the Company is to use its best efforts to direct lighting business to Ms. Schwartz, provided, however, that Ms. Schwartz is not obligated to accept any such referrals. Ms. Schwartz will pay 10% of the net invoice price of all sales referred to Ms. Schwartz by the Company.

     The closing sale price of the Common Stock on Nasdaq immediately following the purchase was $.875 a share.

     Ms. Schwartz, further granted the Company an option (the "Option") to purchase an additional 1,000,000 shares of Common Stock at a 33% discount from the average trading price on Nasdaq for the prior 20 trading days. The Option is exercisable as to 500,000 shares of Common Stock for a period of 18 months, commencing on August 26, 1996, at a minimum exercise price of $1.00 per share. The Option is exercisable as to an additional 500,000 shares of Common Stock for a period of 12 months, commencing on February 26, 1997, at a minimum exercise price of $1.50 per share. During the exercise period for the Option, Ms. Schwartz will have the ability to request the Company to purchase the relevant optioned shares at a 50% discount to market. If the Company does not purchase the relevant optioned shares, the Option will be cancelled with respect to such shares.

Results of Operations: Fiscal 1995 Compared to Fiscal 1994
- ----------------------------------------------------------

     Revenues for the year ended December 31, 1995 were $4,980,291, compared to $524,231 for the same period last year. Contributing to the significant increase in revenues in fiscal 1995 was the addition of the revenues of AGF, which was acquired on August 1, 1995.

     Costs of revenues for the year ended December 31, 1995 were $3,823,779, compared to $327,942 for the same period last year. The increase in the cost of revenues was also related to the Acquisition. Gross profit as a percentage of revenues was 23% for the year ended December 31, 1995, compared to 40% for the same period last year. The decline in the gross profit was attributable to the addition of the costs associated with the renovation business.

     Selling, general and administrative expenses were $1,619,189 for the fiscal year ended 1995, compared to $575,649 for the same period last year. The high selling, general and administrative expenses in fiscal 1994 as a percentage of the Company's revenues were a result of the Company investing heavily in sales and marketing activities in an attempt to gain a presence in the lighting industry away from the Con Edison Rebate Program.

     Interest income for the year ended December 31, 1995 was $120,257, compared to $145,894 for the same period last year. The reduction in interest income in 1995 was a result of the Company using $2,500,000 of cash for the Acquisition in August 1995. Interest expense for the year ended December 31, 1995 was $13,007, compared to $299,124 for the same period last year. In 1994, approximately $293,500 of the interest expense was due to non-cash charges related to the Common Stock issued to those individuals who participated in a private placement prior to the Company's initial public offering.

     Loss from operations for the year ended December 31, 1995 was $462,677, compared to $575,649 for the same period last year.

     Loss from continuing operations for the year ended December 31, 1995 was $380,427, compared to $1,300,744 for the same period last year. Contributing to the significant loss in fiscal 1994 was the requirement to recognize as compensation expense $877,500 associated with the Company's initial public offering.

     Net loss for the year ended December 31, 1995 was $1,115,969, compared to $1,284,798 for the same period last year. Contributing to the loss in 1995 was $735,542 in costs associated with the discontinued operations of the lighting division.

     THE RESULTS FOR THE YEAR ENDED DECEMBER 31, 1995 ARE NOT INDICATIVE OF THE COMPANY'S FUTURE OPERATING RESULTS SINCE THE COMPANY ACQUIRED THE ASSETS AND BUSINESS OF AGF IN AUGUST 1995 AND DISCONTINUED ITS LIGHTING BUSINESS IN DECEMBER 1995. THEREFORE, THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS REFLECTS THE COMPANY'S OPERATING RESULTS ON A PRO FORMA CONSOLIDATED BASIS GIVING EFFECT TO THE ACQUISITION AND THE DISCONTINUANCE OF THE LIGHTING BUSINESS AS IF SUCH TRANSACTIONS TOOK PLACE ON JANUARY 1, 1994. THE PRO FORMA FINANCIAL INFORMATION IS BASED ON THE HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND AGF AND SHOULD BE READ IN CONJUNCTION WITH SUCH FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE PRO FORMA FINANCIAL INFORMATION IS UNAUDITED AND IS NOT NECESSARILY INDICATIVE OF WHAT THE ACTUAL RESULTS OF OPERATIONS OF THE COMPANY WOULD HAVE BEEN ASSUMING THE ACQUISITION AND THE DISCONTINUANCE OF THE LIGHTING BUSINESS HAD BEEN COMPLETED AS OF JANUARY 1, 1994, AND NEITHER IS IT NECESSARILY INDICATIVE OF THE RESULTS OF OPERATIONS FOR FUTURE PERIODS.

     For the year ended December 31, 1995, net revenues increased 86% to $7,159,035 from $3,843,734 for the same period last year. The sizable increase in annual revenue was a result of the Company's increased sales and marketing efforts. During 1995, the Company hired a new Executive Vice President of Marketing and Sales and a new Regional Sales Manager, whose efforts, combined with those of the Company's Chief Executive Officer, contributed to the increase in revenues.

     Gross profit for the year ended December 31, 1995 was 19%, compared to 44% for the same period last year. The significant decrease in gross profit was due to a management decision to accept a large volume project at less than the normal gross profit to demonstrate the Company's capabilities to a new client.

     Selling, general and administrative expenses for the year ended December 31, 1995 were $2,680,766, compared to $1,904,364 for the same period last year. The 41% increase in selling, general and administrative expenses was a result of the increased marketing and sales efforts, which had a positive effect on the Company's ability to build its revenues.

     Interest income for the year ended December 31, 1995 was $102,618, compared to $70,394 for the same period last year. The increase in interest income in 1995 was a result of the Company using $2,500,000 of cash for the Acquisition in August 1995. Interest expense for the year ended December 31, 1995 was $12,486, compared to $299,124 for the same period last year. In 1994, approximately $293,500 of the interest expense was due to non-cash charges related to the Common Stock issued to those individuals who participated in a private placement prior to the Company's initial public offering.

     Loss from continuing operations was $1,225,475 for the year ended December 31, 1995, compared to $1,267,280 for the same period last year. Included in such loss are $735,542 of expenses associated with the Company's discontinued lighting business. The 1994 loss from continuing operations was $1,459,865. Also included in the 1995 loss from continuing operations is $166,048, that portion of amortization of goodwill that is associated with the acquisition of AGF.

     Provision for income taxes in 1995 had little impact on the Company's financial results, compared to 1994 when the Company had a $264,846 income tax credit.

     Net loss for the year ended December 31, 1995 was $1,961,017, compared to $1,251,334 for the same period last year.

Liquidity and Capital Resources
- -------------------------------

     Working capital (deficit) was approximately $(602,818) at December 31, 1995 compared to $4,059,491 at December 31, 1994. The decrease in working capital is principally due to the use of cash ($2,500,000) for the Acquisition and the loss sustained by the lighting division that has been discontinued.

     Cash, cash equivalents and marketable securities at December 31, 1995 were $1,105,102, compared to $3,926,146 at December 31, 1994. Accounts receivable at December 31, 1995 were $1,586,836, compared to $220,831 at December 31, 1994.

     The Company maintains checking account balance sufficient to meets its operating needs.

     On April 8, 1996, the Company consummated the Private Placement of 500,000 shares of Common Stock to accredited investors at a price of $1.00 per share, for aggregate gross proceeds of $500,000. The Company will use the proceeds of the Private Placement for working capital.

     During the first quarter of 1996, the Company signed approximately $10 million of new contracts for the cosmetic renovation of nine hotels. Gross profit budgeted for these projects range from 30% to 40%. In addition, the Company is currently negotiating $3 million of additional contracts for cosmetic renovation. All of the contracts discussed above are expected to be completed during fiscal 1996. The Company believes it has sufficient resources to complete these contracts in a timely and profitable manner.

     The Company believes its present cash position is sufficient to meet its short term operating needs.

New Accounting Standards
- ------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The adoption of this pronouncement does not have a significant impact on the Company's financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," which allows a choice of either the intrinsic value method or the fair value method of accounting for employee stock options. The Company expects to select the option to continue the use of the current intrinsic value method.

     Both standards are effective for fiscal years that begin after December 15, 1995.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers
- --------------------------------

     The directors and executive officers of the Company and their positions with the Company are set forth below.


Name                              Age       Position
- ----                              ---       --------

Alan G. Friedberg                 37        Chief Executive Officer, President
                                            and Director

Guillermo A. Montero              36        Vice President-Operations, Chief
                                            Operating Officer and Director

Howard G. Anders                  52        Chief Financial Officer, Executive
                                            Vice President and Secretary

Scott A. Kaniewski                32        Director


     ALAN G. FRIEDBERG has been the Chief Executive Officer, President and a director of the Company since February 1996. He became the Chief Executive Officer of HRB in August 1995. Prior thereto, Mr. Friedberg was the founder and Chief Executive Officer of AGF. Mr. Friedberg is third generation in the construction industry. In 1979, he formed AGF, a contract installation company and expanded it to a full service "turn-key" operation in construction/installation specializing in hotels. He has applied his extensive experience and hands on management approach to successfully complete the renovation of over 100,000 guestrooms. Completed projects include work performed for Marriott, Loews, Nikko, Holiday Inn Worldwide, Ritz Carlton and many more.

     GUILLERMO A. MONTERO has been the Vice President-Operations, Chief Operating Officer and a director of the Company since February 1996. In August 1995, he became the Senior Vice President of HRB. Prior thereto, he was the President of AGF. Originally from Maracaibo, Venezuela, Mr. Montero has strong ties in the design/construction industry. Mr. Montero attended Oglethorpe University and Georgia Tech, receiving a B.A. degree in 1982. He became associated with AGF in 1979. Completed projects include work performed for the Embassy & Crown Sterling Suites, Hilton & International Chain and Prime Properties.

     HOWARD G. ANDERS has been the Executive Vice President, Chief Financial Officer and Secretary of the Company since February 1996 and was the Executive Vice President, Chief Operating Officer and a director of the Company from October 1994 to November 1995. From December 1995 to February 1996, Mr. Anders was an independent consultant. Prior to joining the Company, Mr. Anders served as Vice President and Chief Financial Officer of Alpine Lace Brands, Inc. in Maplewood, New Jersey from April 1992 to October 1994. From April 1983 to April 1992, Mr. Anders was President and Chief Operating Officer of North Hills Electronic, Inc. in Glen Cove, New York. Mr. Anders is a 1965 graduate of Rutgers University and attended the Harvard Business School PMD Program in 1979.

     SCOTT A. KANIEWSKI has been a director of the Company since March 1996 and has been a director of Watermark since February 1995. From December 1988 to February 1995, Mr. Kaniewski held several positions with VMS Realty Partners ("VMS"), including Vice President of Hotel Investments where he was responsible for the development of fee for service programs targeting institutions and private investors. He also directed the asset management of VMS' hotel portfolio. He graduated from the Indiana University School of Business with a Bachelor of Science Degree in Finance in December 1986 and is Certified Public Accountant and a member of the Illinois CPA Society.

Meetings and Committees
- -----------------------

     The Board held three meetings during the fiscal year ended December 31, 1995. From time to time during such fiscal year, the members of the Board acted by unanimous written consent. The Company has no standing compensation or audit committees. The typical functions of such committees are performed by the entire Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Tova Schwartz, who served as the chief executive officer of the Company from its inception until February 1996 and Alan G. Friedberg and Howard G. Anders, the Company's two most highly compensated officers (the "Named Executive Officers"). There is no other executive officer of the Company whose salary and bonus exceeded $100,000 with respect to the fiscal years ended December 31, 1995, 1994 and 1993.

                           SUMMARY COMPENSATION TABLE



                                                                                                                  Long-Term
                                                                                                                Compensation
                                                                      Annual Compensation                          Awards
                                                        ----------------------------------------------        -----------------
                                                                                          Other Annual           Securities
              Name and                                                                    Compensation           Underlying
         Principal Position                Year         Salary($)        Bonus($)            ($)(1)              Options(#)
         ------------------                ----         ---------        --------            ------              ----------
Tova Schwartz(2).....................      1995           $103,992              --             --                       --
                                           1994           $100,000         $83,333(3)          --                       --
                                           1993            $92,000         $75,000             --                       --

Alan G. Friedberg(4).................      1995           $110,520              --             --                       --
                                           1994                 --              --             --                       --
                                           1993                 --              --             --                       --

Howard G. Anders(5)..................      1995           $128,333              --             --                   50,000
                                           1994            $39,999              --             --                   50,000
                                           1993                 --              --             --                       --


- ---------------------
(1) Perquisites and other personal benefits, securities or property to each executive officer did not exceed the lesser of $50,000 or 10% of such executive's salary and bonus.
(2) Ms. Schwartz served as the Company's Chief Executive Officer and President from its inception until she resigned in February 1996. Alan G. Friedberg became the Company's Chief Executive Officer in February 1996.
(3)  Reflects dollar amount earned in 1993 and paid in 1994.

(4) Mr. Friedberg joined the Company in August 1995 as the Chief Executive Officer of HRB. In February 1996, he became the Chief Executive Officer and a director of the Company.
(5) Mr. Anders joined the Company in October 1994 as Executive Vice President, Chief Operating Officer and a director. In February 1996, he resigned as a director of the Company and became the Chief Financial Officer, Executive Vice President and Secretary of the Company.

     The following table sets forth certain information regarding stock option grants made to the Named Executive Officers during the fiscal year ended December 31, 1995.

                                         OPTION GRANTS IN LAST FISCAL YEAR


                                                                     Individual Grants
                                   ------------------------------------------------------------------------------------

                                   Number of              % of Total
                                   Securities               Options
                                   Underlying             Granted to             Exercise or
                                    Options              Employees in             Base Price                Expiration
           Name                    Granted(#)            Fiscal Year                ($/sh)                     Date
           ----                    ----------            -----------                ------                     ----
Tova Schwartz..............             --                    --                      --                        --

Alan G. Friedberg..........             --                    --                      --                        --

Howard G. Anders...........         50,000                    50%                   $1.275                   3/15/00

     The following table sets forth certain information regarding unexercised stock options held by the Named Executive Officers as of December 31, 1995.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES


                                      Number of Securities Underlying
                                          Unexercised Options at                  Value of Unexercised in-the-Money Options
                                           December 31, 1995(#)                          at December 31, 1995 ($)(1)
             Name                        Exercisable/Unexercisable                        Exercisable/Unexercisable
             ----                        -------------------------                        -------------------------
Tova Schwartz.................                      --                                               --

Alan G. Friedberg.............                      --                                               --

Howard G. Anders..............                   100,000/0                                          $ 0/0



- ----------------
(1) On December 29, 1995, the last reported sales price of the Common Stock on the Nasdaq SmallCap Market was $1.25 per share.

Board of Directors Compensation
- -------------------------------

     The Company does not currently compensate directors who are also executive officers of the Company for service on the Board of Directors. Directors are reimbursed for their expenses incurred in attending meetings of the Board of Directors.

Long-Term Incentive and Pension Plans
- -------------------------------------

     The Company does not have any long-term incentive or defined benefit pension plans.

Other
- -----

     No director or executive officer is involved in any material legal proceeding in which he is a party adverse to the Company or has a material interest adverse to the Company.

Employment Agreements
- ---------------------

     Pursuant to the Divestiture Agreement, the Company and Tova Schwartz agreed that Ms. Schwartz would provide consulting services to the Company on a part-time basis (no more than four hours per month) for a term of three years, to be compensated at a rate of $100,000 per year. As additional consideration for the purchase of the lighting business, the Company agreed to refer lighting business to Ms. Schwartz or an entity controlled by her and Ms. Schwartz agreed to pay commissions to the Company for a period of three years at a rate of 10% (or as negotiated), of the net invoice price of all sales referred to Ms. Schwartz by the Company.

     In addition, pursuant to the Divestiture Agreement, Mr. Friedberg and the Company agreed on the terms of Mr. Friedberg's employment with the Company, for an initial term of three years, subject to automatic renewal for successive twelve-month periods unless either party provides the other with a notification of non-renewal. The salary of Mr. Friedberg is to be determined by the Company's Board of Directors and Mr. Friedberg has agreed not to compete with the Company during the two year period after the termination of his employment with the Company.

     On April 1, 1996, the Company entered into a two year employment agreement with Mr. Anders, at a salary of $150,000 per annum. Pursuant to such agreement, Mr. Anders has agreed not to compete with the Company during the term of the agreement and for a period of two years thereafter.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
- --------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. During the year ended December 31, 1995, all of such forms were filed in a timely manner, except that Watermark did not file a Form 3.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company hired Interstate Interior Services ("Interstate") as a subcontractor on certain of its projects. Sheryl Smul, the President of Interstate, is the sister of Alan G. Friedberg, the Company's Chief Executive Officer. From August 1, 1995, the date of the Acquisition, to December 31, 1995, the Company paid fees of $712,137 to Interstate. The Company solicits bids from subcontractors and, based on its knowledge of the hospitality restoration industry, knows that the fees paid to Interstate are as favorable to those which might have been paid to non-affiliated parties.

     On February 26, 1996, the Company, HRB, Watermark-Bahamas, Watermark, AGF, Tova Schwartz, Alan G. Friedberg and Guillermo A. Montero entered into the Divesture Agreement pursuant to which (i) the Company sold its lighting business to Tova Schwartz, the Company's former President and Chief Executive Officer;
(ii) Ms. Schwartz resigned from her positions as a director and officer of the Company and HRB; (iii) the Company repurchased 500,000 shares of Common Stock from Ms. Schwartz for $250,000; (iv) Ms. Schwartz granted to the Company the option to purchase an additional 1,000,000 shares of Common Stock; (v) the Company retained Ms. Schwartz as a consultant for a period of three years at a salary of $100,000 per year; (vi) Ms. Schwartz, the sole remaining director of the Company (since Howard G. Anders, Moshe Greenfield and Moise Hendeles resigned from their positions as directors of the Company effective February 25,
1996), appointed Mr. Friedberg and Robert A. Berman to the Company's Board of Directors and the parties appointed Mr. Friedberg as the Company's President;
(vii) the Company entered into three-year employment agreements with each of Messrs. Friedberg and Montero; and (viii) the Company engaged Resource Holding as its financial advisor. On March 25, 1996, Mr. Berman resigned from the Company's Board of Directors and the Board elected Scott A. Kaniewski as Watermark's representative to the Board of Directors. See "Employment Agreements" for a description of the consulting/commission arrangement between the Company and Ms. Schwartz.

     On April 12, 1996, based upon provisions of the Agreement and a memorandum agreement between the parties to the Agreement, the Company and Watermark agreed to reduce the purchase price by $1,350,000 through a reduction in the Note Payable. The Company and Watermark agreed to offset the $2,150,000 Note Payable and the $2,500,000 Note Receivable, with a net balance of $350,000 payable to the Company over five years at a rate of 7% per annum, with payments commencing January 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    LIGHT SAVERS U.S.A., INC.


Dated:   July 30, 1996                     By: /s/ Alan G. Friedberg
                                               ---------------------
                                                   Alan G. Friedberg, President


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan G. Friedberg and Howard G. Anders his true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        Signature                        Title                         Date
        ---------                        -----                         ----

 /s/ Alan G. Friedberg      President, Chief Executive Officer     July 30, 1996
- -------------------------   and Director (principal executive
Alan G. Friedberg           officer)




 /s/ Guillermo Montero      Vice President, Chief Operating        July 30, 1996
- -------------------------   Officer and Director
Guillermo Montero



 /s/ Scott A. Kaniewski     Director                               July 30, 1996
- -------------------------
Scott A. Kaniewski



 /s/ Howard G. Anders       Executive Vice President and Chief     July 30, 1996
- -------------------------   Financial Officer (Principal financial
Howard G. Anders            and accounting officer)