Form 10QSB/A
period 1996-03-31
LIGHT SAVERS U S A INC
filed 1996-08-01
CIK 911434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10QSB/A

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
                       ------------------------

                            Light Savers U.S.A., Inc.
- --------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

        New York                                       11-3096379
- -------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

509 Madison Avenue Suite 1114, New York, NY            10022
- -------------------------------------------            -----
(Address of principle executive offices)               (Zip Code)

                                 (212) 223-0699
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                      969 Third Avenue, New York, NY 10022
- --------------------------------------------------------------------------------
              (Registrant's former address and former fiscal year,
                          if changed since last report)

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
                                                     =========================


         The accompanying notes are an integral part of these statements

                    LIGHT SAVERS U.S.A., INC. and SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996




                           Common Stock     Treasury Stock
                           -------------------------------    Additional                         Total
                                                               Paid In      Accumulated      Stockholders'
                           # of Shares   Amount    Amount      Capital        Deficit           Equity
                           -------------------------------------------------------------------------------

BALANCE January 1, 1996    7,125,655     $71,257   $      0   $7,865,285    ($1,606,374)     $6,330,168

PURCHASE OF
    TREASURY STOCK          (500,000)              (437,500)                                   (437,500)

PRIVATE PLACEMENT
   OF COMMON SHARES          325,000                284,375       40,325                        324,700

NET LOSS                                                                       (121,203)       (121,203)
- --------------------------------------------------------------------------------------------------------

BALANCE March 31, 1996     6,950,655     $71,257  ($153,125)  $7,905,610    ($1,727,577)     $6,096,165
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

2.  Discontinued
     Operations                In December 1995, the Company determined to focus
                               its resources on its hospitality and restoration business and discontinue its lighting business.
                               On February 26, 1996, the Company entered into a divestiture agreement (the "Agreement") with its former president. In accordance with the Agreement, the Company disposed of the lighting business, together with accounts receivable, inventory and fixed assets to the former president, who also assumed certain liabilities.
                               Additionally, in accordance with the Agreement, the following occurred: (i) the Company repurchased 500,000 shares of common stock from the former president for $250,000, (ii) the Company retained the former president as a consultant for a three year period at an annual retainer of $100,000, (iii) the former president granted to the Company the option to purchase an additional 1,000,000 shares of common stock over a two year period at a 33% discount from the average trading price for the prior 20 trading days, but not below certain minimum set prices. The Agreement also provides that the former president has the ability to request that the Company to purchase the relevant optioned shares at a 50% discount to market. If the Company does not purchase the relevant optioned shares, the option will be canceled with respect to such shares. Based on a reallocation of fair value to the components of the divestiture agreement, the 500,000 shares of common stock repurchased from the former president have been recorded as $487,500 of treasury stock.

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

Dated:  July 30, 1996