Form 10QSB
period 1996-06-30
LIGHT SAVERS U S A INC
filed 1996-08-12
CIK 911434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:            June 30, 1996
                               -------------------------------------------------


/ /    TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               --------------------     ------------------------

Commission File Number:                        0-23054
                       ---------------------------------------------------------

                            Light Savers U.S.A., Inc.
                            -------------------------
             (exact name of registrant as specified in its charter)
NEW YORK                                       11-3096379
- --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)
509 Madison Avenue Suite 1114, New York, NY      10022
- -------------------------------------------      -----
(Address of principle executive offices)         (Zip Code)

                                 (212) 223-0699
                                 --------------
              (Registrant's telephone number, including area code)

                      969 Third Avenue, New York, NY 10022
                      ------------------------------------

(Registrant's former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   /X/ Yes     / / No

APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court. / / Yes / / No

                       APPLICABLE ONLY TO CORPORATE ISSUER
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 7,125,655 shares as of August 8, 1996.
                                          --------------------------------------

                    LIGHT SAVERS U.S.A., INC. and SUBSIDIARY
                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

                                     PART I

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of June 30, 1996
                     and December 31, 1995                                  3

                  Consolidated Statements of Operations for the three
                     months ended June 30, 1996 and 1995 and six
                     months ended June 30, 1996 and  1995                   4

                  Consolidated Statement of Changes in Stockholders'
                     Equity for the six months ended June 30, 1996          5

                  Consolidated Statements of Cash Flows for the six
                     months ended June 30, 1996 and 1995                    6

                  Notes to Consolidated Financial Statements              7-8

Item 2.           Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                          9-11

                                     PART II


Item 6.           Exhibits and Reports on Form 8-K                          12

Signatures                                                                  13

                    LIGHT SAVERS U.S.A., INC. and SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                      June 30,                  December 31,
                                                                                       1996                        1995
                                                                                ----------------------      ---------------------
CURRENT ASSETS:                                                                       Unaudited
Cash and cash equivalents                                                       $             159,600       $            390,702
Marketable securities                                                                            -                       715,000
Accounts receivable, less allowance for
    doubtful accounts of $101,000 for 1995                                                  3,995,975                  1,586,836
Current assets of discontinued operations                                                        -                       145,317
Costs in excess of billings                                                                   166,764                    129,734
Prepaid and other current assets                                                               99,588                    130,671
                                                                                ----------------------      ---------------------
                Total current assets                                                        4,421,927                  3,098,260
                                                                                ----------------------      ---------------------

Property and equipment, less accumulated depreciation
     of $69,214 and $48,932                                                                    85,772                     97,387
Notes receivable                                                                              350,000                    350,000
Goodwill, less accumulated amortization of
     $379,298 and $166,048                                                                  6,220,341                  6,433,591
Other assets                                                                                   35,005                     52,008
                                                                                ----------------------      ---------------------
                 Total other assets                                                         6,691,118                  6,932,986
                                                                                ----------------------      ---------------------
TOTAL                                                                           $          11,113,045       $         10,031,246
                                                                                ======================      =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      June 30,                  December 31,
                                                                                       1996                        1995
                                                                                ----------------------      ---------------------
CURRENT LIABILITIES:                                                                  Unaudited

Loan Payable - Bank                                                             $                 -         $            455,926
Accounts payable                                                                            1,235,882                  1,040,587
Accrued and other liabilities                                                               1,602,689                  1,073,230
Sales tax payable                                                                             111,370                    111,955
Billings in excess of costs                                                                   760,624                    620,574
Accrued loss on disposal of discontinued operations                                               -                      398,806
Income taxes payable                                                                          271,653                        -
                                                                                ----------------------      ---------------------
                Total current liabilities                                                   3,982,218                  3,701,078
                                                                                ----------------------      ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 2,500,000 shares
      authorized, none issued and outstanding                                                     -                          -
Common stock, $.01 par value, 10,000,000 shares
      authorized, 7,125,655 issued and outstanding                                             71,257                     71,257
Additional paid-in capital                                                                  7,926,985                  7,865,285
Accumulated deficit                                                                          (867,415)                (1,606,374)
                                                                                ----------------------         ------------------
                Total stockholders' equity                                                  7,130,827                  6,330,168
                                                                                ----------------------      ---------------------

TOTAL                                                                           $          11,113,045       $         10,031,246
                                                                                ======================      =====================

         The accompanying notes are an integral part of these statements

                    LIGHT SAVERS U.S.A., INC. and SUBSIDIARY

                      CONSOLIDATED STATMENTS OF OPERATIONS
                                    Unaudited

                                                             Three Months Ended                         Six Months Ended
                                                                   June 30,                                 June 30,

                                                           1996                  1995                1996                1995
                                                  --------------------   -------------------  ------------------  ------------------

Net Sales                                         $         7,423,443    $                -     $     9,416,764   $               -

Cost of goods sold                                          5,312,771                     -           6,990,707                   -

                                                  --------------------   -------------------  ------------------  ------------------
Gross profit                                                2,110,672                     -           2,426,057                   -
                                                  --------------------   -------------------  ------------------  ------------------

Selling, general and administrative
   expenses                                                   978,857               200,039           1,418,151             338,057

                                                  --------------------   -------------------  ------------------  ------------------
Income (loss) from operations                               1,131,815              (200,039)          1,007,906            (338,057)
                                                  --------------------   -------------------  ------------------  ------------------

Other income (expense):

  Interest income                                                   -                33,736               2,706              68,475
  Realized loss on sale of securities                               -               (34,871)                  -             (34,871)

Income (loss) before provision for income
                                                  --------------------   -------------------  ------------------  ------------------
    taxes                                                   1,131,815              (201,174)          1,010,612            (304,453)
                                                  --------------------   -------------------  ------------------  ------------------

Provision for income taxes                                    304,232                     -             271,653                   -

                                                  --------------------   -------------------  ------------------  ------------------
Income (loss) from continuing operations                      827,583              (201,174)            738,959            (304,453)
                                                  --------------------   -------------------  ------------------  ------------------

Discontinued operations:
        Income from discontinued operations                         -                    403                  -             164,214


                                                  --------------------     -----------------    ----------------    ----------------
NET INCOME (LOSS)                                 $           827,583    $         (200,771)  $         738,959   $        (140,239)
                                                  ====================   ===================  ==================  ==================

Income (loss) per share:
      Continuing operations                                      0.12                 (0.04)               0.11               (0.07)
      Discontinued operations                                    0.00                  0.00                0.00                0.04
                                                  ====================   ===================  ==================  ==================
                                                  $              0.12    $            (0.04)  $            0.11   $           (0.03)
                                                  ====================   ===================  ==================  ==================


WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                              7,106,424             4,625,655           7,027,990           4,625,655
                                                  ====================   ===================  ==================  ==================

         The accompanying notes are an integral part of these statements

                    LIGHT SAVERS U.S.A., INC. and SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                    Unaudited

                                             Common Stock        Treasury Stock
                                    ---------------------------- --------------
                                                                                  Additional                    Total
                                                                                   Paid in     Accumulated    Stockholders'
                                        Shares       Value              Value      Capital       Deficit         Equity
                                    ----------------------------  -------------- -----------  --------------  -------------

BALANCE, JANUARY 1, 1996             7,125,655  $     71,257      $        --    $ 7,865,285    $(1,606,374)   $6,330,168

Purchase of treasury stock            (500,000)            -         (437,500)          --             --        (437,500)

Private placement of common shares     500,000             -          437,500         61,700            --        499,200

Net Income                                  --             -               --            --         738,959       738,959
                                     ---------------------------  -------------  ------------  ------------       -------

BALANCE, JUNE 30, 1996                7,125,655 $     71,257      $        --   $  7,926,985      $(867,415)   $7,130,827
                                     ===========================  ============  =============  ==============  ==========

         The accompanying notes are an integral part of these statements

                    LIGHT SAVERS U.S.A., INC. and SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                           1996                        1995
                                                                                   -------------------        --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $          738,959         $          (140,239)
  Adjustments to reconcile net income (loss) to net cash
    used for operating activities:
    Depreciation and amortization                                                             233,442                       5,653
    Provision for losses on accounts receivable                                              (101,000)                    (58,895)
    Realized loss on sale of securities                                                             -                     (34,871)
    Deferred income taxes                                                                           -                          -
    (Increase) decrease in current assets:
      Accounts receivable                                                                  (2,308,139)                   (127,878)
      Current assets of discontinued operations                                               145,317                           -
      Costs in excess of billings                                                             (37,030)                          -
      Prepaid and other current assets                                                         31,083                     (84,956)
      Inventory                                                                                     -                     (58,288)
    Increase (decrease) in current liabilities:                                                     -                           -
      Accounts payable                                                                        195,295                      15,082
      Accrued and other liabilities                                                           529,459                     (49,398)
      Sales tax payable                                                                          (585)                     24,437
      Billings in excess of costs                                                             140,050                           -
      Accrued loss on disposal of discontinued operations                                    (398,806)                          -
      Income taxes payable                                                                    271,653                           -
    (Increase) decrease in other assets                                                        17,003                      (3,350)
                                                                                   -------------------           -----------------
NET CASH USED FOR OPERATING ACTIVITIES                                                       (543,299)                   (512,703)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                                                 -                   (710,065)
   Sale of short term marketable securities                                                    715,000                  3,135,052
   Notes receivable                                                                                  -                 (2,500,000)
   Purchase of property and equipment                                                           (8,577)                   (12,786)
                                                                                   -------------------           -----------------
NET CASH PROVIDED BY (USED) FOR INVESTING ACTIVITIES                                          706,423                     (87,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of loan payable - bank                                                             (455,926)                          -
  Purchase of stock                                                                          (437,500)                          -
  Sale of treasury stock                                                                      499,200                           -
  Proceeds from short term borrowings                                                               -                     193,440
                                                                                   -------------------        --------------------
NET CASH PROVIDED BY (USED) FOR FINANCING ACTIVITIES                                         (394,226)                    193,440

                                                                                   -------------------        --------------------

NET DECREASE  IN CASH                                                                        (231,102)                   (407,062)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                                          390,702                     878,903
                                                                                   -------------------        --------------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                                     $          159,600         $           471,841
                                                                                   ===================        ====================



         The accompanying notes are an integral part of these statements

                    LIGHT SAVERS U.S.A., INC. and SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)



NOTES TO FINANCIAL STATEMENTS
- -----------------------------

1.  Organization and          Light Savers U.S.A., Inc. (the "Company") was
    Basis of Presentation     incorporated in the State of New York on October
                              10, 1991. On August 1, 1995, the Company acquired substantially all of the assets and business, and assumed certain liabilities, of AGF Interior
                              Services, Inc. (d/b/a Hospitality Restorations and
                              Builders) ("AGF"), through its newly formed subsidiary corporation, Hospitality Restorations and Builders, Inc. ("HRB"). HRB provides interior and exterior cosmetic renovations and maintenance for leading hotel and hospitality customers nationwide. The acquisition was accounted for as a purchase with the results of HRB included from the acquisition date.

                              The consolidated financial statements and related notes thereto as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for December 31, 1995 was derived from the audited financial statements included in the Company's Form 10-KSB. These interim financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period.

2.  Income (Loss) per         Income (loss) per share of common stock was
    Share of Common Stock     computed bydividing the loss by the weighted
                              average number of common shares and common stock equivalents outstanding during the period. For the three months ended June 30, 1996 and 1995, and the six months ended June 30, 1996 and 1995 there were no common stock equivalents included in the calculation since the impact would be immaterial.

3.  Discontinued              In December 1995, the Company determined to focus
    Operations                its resources on its hospitality and restoration
                              business and discontinue its lighting business. On
                              February 26, 1996, the Company entered into a divestiture agreement (the "Agreement") with its former President. In accordance with the Agreement, the Company disposed of the lighting business, together with accounts receivable, inventory and fixed assets to the former
                              President, who also assumed certain liabilities.
                              Additionally, in accordance with the Agreement, the following occurred: (i) the Company repurchased 500,000 shares of common stock from the former President for $250,000, (ii) the Company retained the former President as a consultant for a three year period at an annual retainer of $100,000, (iii) the former President granted to the Company the option to purchase an additional 1,000,000 shares of common stock over a two year period at a 33% discount from the average trading price for the prior 20 trading days, but not below certain minimum set prices. The
                              Agreement also provides that the former President has the ability to request the Company to purchase the relevant optioned shares at a 50% discount to market. If the Company does not purchase the relevant optioned shares, the option will be canceled with respect to such shares. Based on a reallocation of fair value to the components of the Agreement, the 500,000 shares of common stock repurchased from the former president have been recorded as $437,500 of treasury stock.

4.   Private Placement        On March 29, 1996 the Company consummated a
                              private placement of 325,000 shares of common stock to accredited investors at a price of $1.00 per share, for aggregate gross proceeds of $325,000.

                              On April 9, 1996 the Company completed an additional private placement of 175,000 shares of common stock to accredited investors at a price of $1.00 per share, for aggregate gross proceeds of $175,000.

                              5. Pro Forma The following pro forma consolidated financial Information information has been prepared to reflect the acquisition of the assets and business of AGF. The pro forma financial information is based on the historical financial statements of the Company and AGF, and should be read in conjunction with the accompanying footnotes. The accompanying pro forma operating statements are presented as if the transaction occurred January 1, 1995. The pro forma financial information is unaudited and is not necessarily indicative of what the actual results of operation of the Company would have been assuming the transaction had been completed as of January 1, 1995, and neither is it necessarily indicative of the results of operations for future periods.

                              Six months ended June 30                      1995
                              --------------------------------------------------
                                                                     (unaudited)
                              Net Sales                               $2,037,116
                              Loss from continuing operations          (443,413)
                              Loss per share from continuing
                                   operations                              (.06)
                              --------------------------------------------------

                              The above unaudited pro forma statements have been adjusted to reflect the amortization of goodwill, as generated by the acquisition, over a 17-year period, interest income on the $350,000 note receivable, elimination of the interest income on the $2,500,000 funds used in connection with the acquisition, and the 2,500,000 shares issued as consideration in the transaction. The impact of outstanding stock options was not included in the calculation of loss per share from continuing operations as the impact would be immaterial.

                    LIGHT SAVERS U.S.A., INC. and SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
- --------
In August 1995, the Company's wholly-owned subsidiary, Hospitality Restoration and Builders, ("HRB"), acquired substantially all of the assets and business and assumed certain liabilities of AGF Interior Services ("AGF"), a company that provides renovation services to the hospitality industry ("the Acquisition"). In December 1995, the Company determined to focus its resources on its hospitality restoration business and to discontinue its lighting business. In February 1996, the Company sold its lighting business to the Company's former President.

Certain matters discussed in this report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

RESULTS OF OPERATIONS
- ---------------------

Three months ended June 30, 1996 vs. three months ended June 30, 1995.

Net sales for the three month period ended June 30, 1996 were $7,423,443, compared to $136,493, for the same period last year. The June 30, 1996 sales were those of HRB. Sales for the Company increased significantly, due to growth in the Company's restoration business from increased sales efforts and the establishment of the Company's name in the hospitality industry.

Gross profit for the three months ended June 30, 1996 was $2,110,672, or 28.4% of revenues, compared to $70,633, or 51.7%, for the same period last year. The high gross profit for the lighting operation, which business has been discontinued, in the three months ended June 30, 1995 was due to sales of a few high margin decorative lighting products.

Selling, general and administrative expenses for the quarter ended June 30, 1996 were $978,857, or 13.2% of sales, compared to $200,039, or 146.6% of sales, for the same period last year. Included in the selling, general and administrative expenses for the quarter ended June 30, 1996 was $99,625 of amortization of goodwill for the acquisition of HRB. The Company believes that these costs will continue to increase as its business grows and as it develops a larger infrastructure to handle future growth, but should continue to decrease as a percentage of future revenues as the Company achieves further economies of scale.

Income from operations for the quarter ended June 30, 1996 was $1,131,815, compared to a loss of ($200,039) for the same period last year. Operating profits increased in 1996 due to larger revenues and the ability of the Company to maintain low selling, general and administrative expenses as a percentage of sales.

Total other income/(expense) for the quarter ended June 30, 1996 was $0 compared to $(1,135) for the same period last year. Included in 1995 is $33,736 of interest income earned from investments of the proceeds from the Company's initial public offering, consummated in January 1994, less a one time loss of $34,871 on the sale of securities.

Income tax expense for the three months ended June 30, 1996 was $304,232, compared to $0 for the same period last year. The effective income tax rate used to calculate the tax provision is based on the expected annual income tax rate which takes into account the utilization of an $800,000 net operating loss carryforward for federal income tax purposes.

As a result of the above, net income for the quarter ended June 30, 1996 was $827,583, or $.12 per share compared to a loss of ($201,174), or ($.04) per share for the same period last year.

Six months ended June 30, 1996 vs. six months ended June 30, 1995.

Net sales for the six month period ended June 30, 1996 were $9,416,764, compared to $459,875 for the same period last year. The June 30, 1996 sales were those of HRB. Sales for the Company increased significantly, due to growth in the Company's restoration business from increased sales efforts and the establishment of the Company's name in the hospitality industry.

Gross profit for the six months ended June 30, 1996 was $2,426,057, or 25.8% of revenues, compared to $304,674, or 66.3%, for the same period last year. The high gross profit for the lighting operation, which business has been discontinued, in the six months ended June 30,1995 was due to the sales of a few high margin decorative lighting products.

Selling, general and administrative expenses for the six months ended June 30, 1996 were $1,418,151, or 15.0% of sales, compared to $338,057, or 73.5% of sales, for the same period last year. Included in the selling, general and administrative expenses for the six months ended June 30, 1996 was $213,250 of amortization of goodwill for the acquisition of HRB. The Company believes that these costs will continue to increase as its business grows and as it develops a larger infrastructure to handle future growth, but should continue to decrease as a percentage of future revenues as the Company achieves further economies of scale.

Income from operations for the six months ended June 30, 1996 was $1,007,906, compared to a loss of ($338,057) for the same period last year. Operating profits increased in 1996 due to larger revenues and the ability of the Company to maintain low selling, general and administrative expenses as a percentage of sales.

Total other income/(expense) for the six months ended June 30, 1996 was $2,706, compared to $33,739 for the same period last year. Included in 1995 is $68,475 of interest income earned from investments of the proceeds from the Company's initial public offering, consummated in January 1994, less a one time loss of $34,871 on the sale of securities.

Income tax expense for the six months ended June 30, 1996 was $271,653, compared to $0 for the same period last year. The effective income tax rate used to calculate the tax provision is based on the expected annual income tax rate which takes into account the utilization of an $800,000 net operating loss carryforward for federal income tax purposes.

As a result of the above, net income for the six months ended June 30, 1996 was $738,959 or $.11 per share compared to a net loss of ($140,239) or ($.03) per share for the same period last year.

         The results for the six months ended June 30, 1996 are not indicative of the Company's future operating results since the Company acquired the assets and business of AGF in August 1995 and discontinued its lighting business in December 1995. Therefore, the following Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the Company's operating results on a pro forma consolidated basis giving effect to the Acquisition and the discontinuance of the lighting business as if such transactions took place on January 1, 1995. The pro forma financial information is based on the historical financial statements of the Company and AGF and should be read in conjunction with such financial statements and the notes thereto included elsewhere herein. The pro forma financial information is unaudited and is not necessarily indicative of what the actual results of operations of the Company would have been assuming the Acquisition and the discontinuance of the lighting business had been completed as of January 1, 1995, and neither is it necessarily indicative of the results of operations for future periods.

For the six months ended June 30, 1996, sales were $9,416,764, compared to $2,037,116 for the same period last year. The increase in net sales is related to the Company's continuing investment in sales and marketing activities.

Gross profit for the six months ended June 30, 1996 was $2,426,057, or 25.8% of revenues, compared to $764,619, or 37.5% of revenues, for the same period last year. The decrease in gross profit as a percentage of revenue is due to the Company accepting lower margins jobs to promote its name, including one significant project in New York.

Selling, general and administrative expenses were $1,418,151 for the six months ended June 30, 1996, compared to $1,163,264 for the same period last year. Included in the selling, general and administrative expenses for the six months ended June 30, 1996 was $213,250 of amortization of goodwill for the acquisition of HRB. The Company believes that these costs will continue to increase as its business grows and as it develops a larger infrastructure to handle future growth, but should continue to decrease as a percentage of future revenues as the Company achieves further economies of scale.

Income tax expense for the six months ended June 30, 1996 was $271,653, compared to $0 for the same period last year. The effective income tax rate used to calculate the tax provision is based on the expected annual income tax rate which takes into account the utilization of an $800,000 net operating loss carryforward for federal income tax purpose.

Net income for the six months ended June 30, 1996 was $738,959, compared to a net loss of ($443,413), for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
The Company's short-term and long-term liquidity needs generally consist of operating capital for restoration and maintenance related costs and selling, general and administrative expenses. The Company expects to satisfy its short-term and long-term liquidity requirements with cash generated from operations. To date, the Company has not required outside sources of financing to meets its liquidity needs.

Net cash used by operating activities was ($543,299) for the six months ended June 30, 1996, compared to ($512,703) for the same period last year. During the six months ended June 30, 1996, the Company's accounts receivable increased by $2,308,139. Such increase resulted from revenue growth. This increase was only partially offset by an increase in accounts payable and accrued expense of $724,754. The negative cash for 1996 is due mainly to the timing of receipts for a few large contracts that the Company expects to collect entirely in the third quarter.

Net cash provided by investing activities for the six months ended June 30,1996 was $706,423, compared to a net use of ($87,799) for the six months ended June 30, 1995. The increase is the result of the sale of the Company's short term marketable security of $715,000. Due to the nature of the Company's business, including the outsourcing of most restoration and maintenance related work, the Company has insignificant capital requirements, and therefore can use its operating cash for operating needs.

On April 8, 1996, the Company completed the private placement of 175,000 shares of Common Stock to accredited investors at a price of $1.00 per share, for aggregate gross proceeds of $175,000. The Company used the proceeds of the private placement for working capital. During the first quarter of 1996, the Company sold 325,000 shares in a private placement at $1.00 per share, for aggregate gross proceeds of $325,000.

During the first six months of 1996, the Company signed approximately $12.4 million of new contracts for the cosmetic renovation of fourteen hotels. In July, the Company signed an additional $4.2 million of contracts for cosmetic renovation. All of the contracts discussed above are expected to be completed during 1996. The Company believes it has sufficient resources to complete these contracts in a timely and profitable manner.

The Company believes its present cash position, including increasing sales and cash on hand, is sufficient to meet its short-term and long-term operating needs for at least twelve months.

                    LIGHT SAVERS U.S.A., INC. and SUBSIDIARY
                                TABLE OF CONTENTS



                                     PART II



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

                                      LIGHT SAVERS U.S.A., INC.



                                      By: /s/ Alan G. Friedberg
                                         -------------------------------------
                                         Alan G. Friedberg
                                         President and Chief Executive Officer



                                      By: /s/ Howard G. Anders
                                         -------------------------------------
                                         Howard G. Anders
                                         Executive Vice President and Chief
                                         Financial Officer

Dated:  August 12, 1996