Form 10QSB
period 1996-09-30
HOSPITALITY WORLDWIDE SERVICES INC
filed 1996-11-13
CIK 911434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:               September 30, 1996
                               -------------------------------------------------

(  )  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  --------------------------------

Commission File Number:                  0-23054
                       ---------------------------------------------------------

                      Hospitality Worldwide Services, Inc.
                       (formerly Light Savers U.S.A.,Inc.)
             (exact name of registrant as specified in its charter)

                New York                              11-3096379
                --------                              ----------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)
509 Madison Avenue Suite 1114, New York, NY              10022
-------------------------------------------              -----
(Address of principle executive offices)               (Zip Code)

                                 (212) 223-0699
                                 --------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) has filed all reports to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        ( X ) Yes ( ) No

           APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court.
                                        (   ) Yes ( ) No

                       APPLICABLE ONLY TO CORPORATE ISSUER

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 6,700,655 shares as of November 11, 1996.

               HOSPITALITY WORLDWIDE SERVICES, INC. and SUBSIDIARY
                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I

Item 1.      Financial Statements

             Consolidated Balance Sheets as of September 30, 1996
                and December 31, 1995                                      3

             Consolidated Statements of Operations for the three
                months ended September 30, 1996 and 1995 and nine
                 months ended September 30, 1996 and  1995                 4

             Consolidated Statement of Changes in Stockholders'
                Equity for the nine months ended September 30, 1996        5

             Consolidated Statements of Cash Flows for the nine
                months ended September 30, 1996 and 1995                   6-7

             Notes to Consolidated Financial Statements                    8-9

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                                    10-12

PART II


Item 4.     Submission of Matters to a Vote of Security Holders            13-14

Item 6.     Exhibits and Reports on Form 8-K                               14

Signatures                                                                 15

               HOSPITALITY WORLDWIDE SERVICES, INC. and SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                     September 30,   December 31,
                                                                                          1996            1995
                                                                                     ------------    ------------
CURRENT ASSETS:                                                                       Unaudited
Cash and cash equivalents                                                            $    622,035    $    390,702
Marketable securities                                                                        --           715,000
Accounts receivable, less allowance for
    doubtful accounts of $ 101,000 for 1995                                             3,380,252       1,586,836
Current assets of discontinued operations                                                    --           145,317
Costs in excess of billings                                                             1,447,716         129,734
Prepaid and other current assets                                                          160,985         130,671
                                                                                     ------------    ------------
                     Total current assets                                               5,610,988       3,098,260
                                                                                     ------------    ------------

Property and equipment, less accumulated depreciation
     of $ 80,635 and $ 48,932                                                              95,469          97,387
Notes receivable                                                                          350,000         350,000
Goodwill, less accumulated amortization of
     $ 478,923 and $ 166,048                                                            6,120,717       6,433,591
Other assets                                                                               35,105          52,008
                                                                                     ------------    ------------
                      Total other assets                                                6,601,291       6,932,986
                                                                                     ------------    ------------
TOTAL                                                                                $ 12,212,279    $ 10,031,246
                                                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     September 30,   December 31,
                                                                                         1996            1995
                                                                                     ------------    ------------
CURRENT LIABILITIES:                                                                  Unaudited

Loan Payable - Bank                                                                  $       --      $    455,926
Accounts payable                                                                        1,358,063       1,040,587
Accrued and other liabilities                                                           1,896,745       1,073,230
Sales tax payable                                                                         117,139         111,955
Billings in excess of costs                                                               290,419         620,574
Accrued loss on disposal of discontinued operations                                          --           398,806
Income taxes payable                                                                      437,944            --
                                                                                     ------------    ------------
                     Total current liabilities                                          4,100,310       3,701,078
                                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $ .01 par value, 3,000,000 shares
      authorized, none issued and outstanding                                                --              --
Common stock, $ .01 par value, 20,000,000 shares
      authorized, 7,200,655 issued and outstanding                                         72,007          71,257
Additional paid-in capital                                                              8,076,235       7,865,285
Accumulated deficit                                                                       (36,273)     (1,606,374)
                                                                                     ------------    ------------
                     Total stockholders' equity                                         8,111,969       6,330,168
                                                                                     ------------    ------------

TOTAL                                                                                $ 12,212,279    $ 10,031,246
                                                                                     ============    ============

         The accompanying notes are an integral part of these statements

               HOSPITALITY WORLDWIDE SERVICES, INC. and SUBSIDIARY

                      CONSOLIDATED STATMENTS OF OPERATIONS
                                    Unaudited

                                                                         Three Months Ended                  Nine Months Ended
                                                                            September 30,                      September 30,

                                                                       1996             1995              1996             1995
                                                                    -----------      -----------       -----------      -----------
Net Sales                                                           $ 8,240,065      $ 1,583,522       $17,656,829      $ 1,583,522

Cost of goods sold                                                    6,251,807          954,048        13,242,382          954,048

                                                                    -----------      -----------       -----------      -----------
Gross profit                                                          1,988,258          629,474         4,414,447          629,474
                                                                    -----------      -----------       -----------      -----------

Selling, general and administrative
   expenses                                                             862,331          532,664         2,277,846          875,721

                                                                    -----------      -----------       -----------      -----------
Income (loss) from operations                                         1,125,927           96,810         2,136,601         (246,247)
                                                                    -----------      -----------       -----------      -----------

Other income (expense):

  Interest income                                                          --             25,349              --             93,824
  Realized loss on sale of securities                                      --             (4,000)             --            (38,871)

Income (loss) before provision for income
                                                                    -----------      -----------       -----------      -----------
    taxes                                                             1,125,927          118,159         2,136,601         (191,294)
                                                                    -----------      -----------       -----------      -----------

Provision for income taxes                                              302,649            5,000           574,286            5,000

                                                                    -----------      -----------       -----------      -----------
Income (loss) from continuing operations                                823,278          113,159         1,562,315         (196,294)
                                                                    -----------      -----------       -----------      -----------

Discontinued operations:
        Income (loss) from discontinued operations,
           less applicable taxes of $ 1,780                               7,786         (276,009)            7,786         (106,795)

                                                                    -----------      -----------       -----------      -----------
NET INCOME (LOSS)                                                   $   831,064      $  (162,850)      $ 1,570,101      $  (303,089)
                                                                    ===========      ===========       ===========      ===========

Net Income (loss) per share:
      Continuing operations                                                0.12             0.02              0.22            (0.04)
      Discontinued operations                                              0.00            (0.06)             0.00            (0.02)
                                                                    -----------      -----------       -----------      -----------
Net income (loss) per share:                                        $      0.12      $     (0.04)      $      0.22      $     (0.06)
                                                                    ===========      ===========       ===========      ===========


WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                                        7,137,883        4,625,655         7,064,889        4,625,655
                                                                    ===========      ===========       ===========      ===========


         The accompanying notes are an integral part of these statements

               HOSPITALITY WORLDWIDE SERVICES, INC. and SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                    Unaudited

                                                      Common Stock                Treasury Stock
                                               --------------------------   --------------------------
                                                                                            Additional                     Total
                                                                                             Paid in     Accumulated   Stockholders'
                                                 Shares          Value          Value        Capital       Deficit         Equity
                                               -----------    -----------   -----------    -----------   -----------    -----------

BALANCE, JANUARY 1, 1996                         7,125,655    $    71,257   $      --      $ 7,865,285   $(1,606,374)   $ 6,330,168

Purchase of treasury stock                        (500,000)          --        (437,500)          --            --         (437,500)

Private placement of common shares                 500,000           --         437,500         61,700          --          499,200

Stock isssued to retire debt                        75,000            750          --          149,250          --          150,000

Net Income                                            --             --            --             --       1,570,101      1,570,101
                                               -----------    -----------   -----------    -----------   -----------    -----------

BALANCE, SEPTMEBER 30, 1996                      7,200,655    $    72,007   $      --      $ 8,076,235   $   (36,273)   $ 8,111,969
                                               ===========    ===========   ===========    ===========   ===========    ===========

         The accompanying notes are an integral part of these statements

               HOSPITALITY WORLDWIDE SERVICES, INC. and SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                                                       Nine months ended
                                                                         September 30,
                                                                      1996           1995
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $ 1,570,101    $  (303,089)
  Adjustments to reconcile net income (loss) to net cash
    used for operating activities:
    Depreciation and amortization                                     344,488         70,803
    Provision for losses on accounts receivable                      (101,000)      (130,712)
    Realized loss on sale of securities                                  --           52,938
    (Increase) decrease in current assets:
      Accounts receivable                                          (1,692,416)      (342,022)
      Current assets of discontinued operations                       145,317           --
      Costs in excess of billings                                  (1,317,982)       271,107
      Prepaid and other current assets                                (30,314)      (111,447)
      Inventory                                                          --          (48,288)
    Increase (decrease) in current liabilities:
      Accounts payable                                                317,476        490,498
      Accrued and other liabilities                                   973,515        151,966
      Sales tax payable                                                 5,184        (37,473)
      Billings in excess of costs                                    (330,155)       (86,947)
      Accrued loss on disposal of discontinued operations            (398,806)          --
      Income taxes payable                                            437,944           --
    (Increase) decrease in other assets                                16,903        (12,293)
                                                                  -----------    -----------
NET CASH USED FOR OPERATING ACTIVITIES                                (59,745)       (34,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of marketable securities                                      715,000      3,044,539
   Purchase of marketable securities                                     --         (710,065)
   Costs related to business acquisitions, net of acquired cash          --          (93,832)
   Notes receivable                                                      --       (2,709,194)
   Purchase of property and equipment                                 (29,696)       (70,052)

                                                                  -----------    -----------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                  685,304       (538,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of loan payable - bank                                     (455,926)          --
  Purchase of treasury stock                                         (437,500)          --
  Sale of treasury stock                                              499,200           --
  Proceeds from short term borrowings                                    --          288,151
                                                                  -----------    -----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                 (394,226)       288,151
                                                                  -----------    -----------
NET DECREASE  IN CASH                                                 231,333       (285,412)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                  390,702        878,903
                                                                  -----------    -----------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                    $   622,035    $   593,491
                                                                  ===========    ===========

         The accompanying notes are an integral part of these statements

               HOSPITALITY WORLDWIDE SERVICES, INC. and SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                                                       Nine months ended
                                                                         September 30,
                                                                      1996           1995
                                                                  -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
  Interest                                                        $     5,031    $     4,500
  Income taxes                                                    $   164,296    $     5,000

NON-CASH TRANSATIONS:

Fair value (including goodwill) of assets acquired                $      --      $ 8,854,713
Stock issued for assets acquired                                         --        5,000,000
Issuance of debt for acquisition of business                             --        2,406,094
                                                                                 ===========
Liabilities assumed                                                      --        1,448,619
                                                                                 ===========

Issuance of stock for repayment of debt                               150,000
Repayment of debt from issuance of stock                             (150,000)

         The accompanying notes are an integral part of these statements

               HOSPITALITY WORLDWIDE SERVICES, INC. and SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation

Hospitality Worldwide Services, Inc., formerly Light Savers U.S.A., Inc., (the "Company") was incorporated in the State of New York on October 10, 1991. On August 1, 1995, the Company acquired substantially all of the assets and business, and assumed certain liabilities, of AGF Interior Services, Inc. (d/b/a Hospitality Restoration and Builders) ("AGF"), through its newly formed subsidiary corporation, Hospitality Restoration and Builders, Inc. ("HRB"). HRB provides interior and exterior cosmetic renovation and maintenance for leading hotel and hospitality customers nationwide. The acquisition was accounted for as a purchase with the results of HRB included from the acquisition date.

The consolidated financial statements and related notes thereto as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for December 31, 1995 was derived from the audited financial statements included in the Company's Form 10-KSB. These interim financial statements should be read in conjunction with that report.
The interim results are not necessarily indicative of the results for any future period.

Note 2:  Net Income (Loss) per Share of Common Stock

Net income (loss) per share of common stock was computed by dividing the net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the period. For the three months ended September 30, 1996 and 1995, and the nine months ended September 30, 1996 and 1995 there were no common stock equivalents included in the calculation since the impact would be immaterial.

Note 3:  Discontinued Operations

In December 1995, the Company determined to focus its resources on its hospitality and renovation business and discontinue its lighting business. On February 26, 1996, the Company entered into a divestiture agreement (the "Agreement") with its former President. In accordance with the Agreement, the Company disposed of the lighting business, together with accounts receivable, inventory and fixed assets to the former President, who also assumed certain liabilities. Additionally, in accordance with the Agreement, the following occurred: (i) the Company repurchased 500,000 shares of common stock from the former President for $250,000, (ii) the Company retained the former President as a consultant for a three year period at an annual retainer of $100,000, (iii) the former President granted to the Company the option to purchase an additional 1,000,000 shares of common stock over a two year period at a 33% discount from the average trading price for the prior 20 trading days, but not below certain minimum set prices. The Agreement also provides that the former President has the ability to request the Company to purchase the relevant optioned shares at a 50% discount to market. If the Company does not purchase the relevant optioned shares, the option will be canceled with respect to such shares. Based on a reallocation of fair value to the components of the Agreement, the 500,000 shares of common stock repurchased from the former president have been recorded as $437,500 of treasury stock. See Note 4 for subsequent disposition of shares.

Note 4:  Issuance of Shares

The Company completed a private placement for the sale of 500,000 shares of treasury stock to accredited investors at a price of $1.00 per share, for aggregate gross proceeds of $500,000.

On September 15, 1996, the Company issued 75,000 shares to two former consultants to the discontinued lighting business in settlement of five year consulting agreements which at September 15, 1996 had a $150,000 remaining liability.

Note 5:  Pro Forma Information

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

          Nine months ended September 30                      1995
          --------------------------------------------------------
                                                        (unaudited)
          Net Sales                                     $3,762,236
          Loss from continuing operations              ($1,171,487)
          Loss per share from continuing
               operations                                   ($0.17)

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

               HOSPITALITY WORLDWIDE SERVICES INC., and SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In August 1995, the Company's wholly-owned subsidiary, Hospitality Restoration and Builders, ("HRB"), acquired substantially all of the assets and business and assumed certain liabilities of AGF Interior Services ("AGF"), a company that provides renovation services to the hospitality industry ("the Acquisition"). In December 1995, the Company determined to focus its resources on its hospitality renovation business and to discontinue its lighting business. In February 1996, the Company sold its lighting business to the Company's former President.

In October, 1996, the Company changed its name from Light Savers, U.S.A., Inc., to Hospitality Worldwide Services, Inc.. The change of the corporate name is more indicative of the nature of the Company's business in view of the significant change in the character and strategic focus resulting from the acquisition of AGF and disposal of the Company's lighting business. These transactions were part of a strategic corporate program to refocus the Company's business operations into areas with higher growth potential. The name change was approved at the annual shareholders meeting held in September, 1996.

Certain matters discussed in this report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

RESULTS OF OPERATIONS

Three months ended September 30, 1996 vs. nine months ended September 30, 1995.

Net sales for the three month period ended September 30, 1996 were $8,240,065, compared to $1,583,522, for the same period last year. Due to the timing of the acquisition of AGF effective August 1, 1995, sales for the three months ended September 30, 1995 represent only two months of activity. Sales for the Company increased significantly, due to growth in the Company's renovation business as a result of increased sales and marketing efforts and the establishment of the Company's name in the hospitality industry.

Gross profit for the three month period ended September 30, 1996 was $1,988,258, or 24.1% of sales, compared to $629,474, or 39.8%, for the same period last year. The higher gross profit percentage for 1995 is the result of the performance of a few high margin projects. The gross profit for 1996 was impacted by higher than expected costs on the Company's largest job in New York, and the acceptance of a few low margin jobs to promote the Company's capabilities.

Selling, general and administrative expenses for the three month period ended September 30, 1996 were $862,331, or 10.5% of sales, compared to $532,664, or 33.6% of sales, for the same period last year. Included in the selling, general and administrative expenses for the quarter ended September 30, 1996 and 1995 was $99,625 and $66,417, respectively, of amortization of goodwill for the acquisition of AGF. The Company believes that selling, general and administrative costs will continue to increase as its business grows and as it develops a larger infrastructure to handle future growth. However, due to rapidly increasing sales, and a majority of the Company's resources dedicated to field operations, these costs should continue to decline as a percentage of sales.

Income from operations for the three month period ended September 30, 1996 was $1,125,927, compared to $96,810 for the same period last year. Operating profits increased in 1996 due to larger revenues and the ability of the Company to maintain low selling, general and administrative expenses as a percentage of sales.

Income tax expense for the three month period ended September 30, 1996 was $302,649 compared to $5,000 for the same period last year. The effective income tax rate used to calculate the tax provision is based on the expected annual income tax rate which takes into account the utilization of an $800,000 net operating loss carryforward for federal income tax purposes.

As a result of the above, net income for the three month period ended September 30, 1996 was $831,064, or $.12 per share compared to a loss of ($162,850), or ($.04) per share for the same period last year. The loss for 1995 is attributable to losses incurred in the discontinued lighting business due to unsuccessful attempts to promote and grow that business segment.

Nine months ended September 30, 1996 vs. nine months ended September 30, 1995.

Net sales for the nine month period ended September 30, 1996 were $17,656,829, compared to $1,583,522, for the same period last year. Due to the timing of the acquisition of AGF effective August 1, 1995, sales for the nine months ended September 30, 1995 represent only two months of activity. Sales for the Company increased significantly, due to growth in the Company's renovation business from increased sales and marketing efforts and the establishment of the Company's name in the hospitality industry.

Gross profit for the nine month period ended September 30, 1996 was $4,414,447, or 25.0% of sales, compared to $629,474, or 39.8%, for the same period last year. The higher gross profit percentage for 1995 is the result of the performance of a few high margin projects. The gross margin for 1996 was impacted by higher than expected costs on the Company's largest job in New York, and the acceptance of few low margin jobs to promote the Company's name.

Selling, general and administrative expenses for the nine month period ended September 30, 1996 were $ 2,277,846, or 12.9% of sales, compared to $875,721, or 55.3% of sales, for the same period last year. Included in the selling, general and administrative expenses for the quarter ended September 30, 1996 and 1995, was $312,875 and $66,417, respectively, of amortization of goodwill for the acquisition of AGF. The Company believes that these costs will continue to increase as its business grows and as it develops a larger infrastructure to handle future growth. However, due to rapidly increasing sales, and a majority of the Company's resources dedicated to field operations, these costs should continue to decline as a percentage of revenues.

Income from operations for the nine month period ended September 30, 1996 was $2,136,601, compared to a loss of ($246,247) for the same period last year. Operating profits increased in 1996 due to larger revenues and the ability of the Company to maintain low selling, general and administrative expenses as a percentage of sales.

Income tax expense for the nine month period ended September 30, 1996 was $574,286, compared to $5,000 for the same period last year. The effective income tax rate used to calculate the tax provision is based on the expected annual income tax rate which takes into account the utilization of an $800,000 net operating loss carryforward for federal income tax purposes.

As a result of the above, net income for the nine month period ended September 30, 1996 was $1,570,101or $.22 per share compared to a net loss of ($303,089) or ($.06) per share for the same period last year. The loss for 1995 is attributable to losses incurred in the discontinued lighting business due to unsuccessful attempts to promote and grow that business segment.

The results for the nine month period ended September 30, 1995 are not indicative of the Company's future operating results since the Company acquired the assets and business of AGF in August 1995 and discontinued its lighting business in December 1995. Therefore, the following Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the Company's operating results on a pro forma consolidated basis giving effect to the Acquisition and the discontinuance of the lighting business as if such transactions took place on January 1, 1995. The pro forma financial information is based on the historical financial statements of the Company and AGF and should be read in conjunction with such financial statements and the notes thereto included elsewhere herein. The pro forma financial information is unaudited and is not necessarily indicative of what the actual results of operations of the Company would have been assuming the Acquisition and the discontinuance of the lighting business had been completed as of January 1, 1995, and neither is it necessarily indicative of the results of operations for future periods.

For the nine months ended September 30, 1996, sales were $17,656,829, compared to $3,762,236 for the same period last year. The increase in net sales is
related  to  the  Company's   continuing   investment  in  sales  and  marketing
activities.

Gross profit for the nine months ended September 30, 1996 was $4,414,447, or 25.0% of revenues, compared to $834,746, or 22.2% of revenues, for the same period last year. The lower gross profit for 1995 was the result of the performance of a large low margin contract which was substantially completed in September, 1995.

Selling, general and administrative expenses were $2,277,846 for the nine months ended September 30, 1996, compared to $2,001,223 for the same period last year. Included in the selling, general and administrative expenses for the nine months ended September 30, 1996 and 1995 was $312,875 and $66,417, respectively, of amortization of goodwill for the acquisition of HRB. The Company believes that these costs will continue to increase as its business grows and as it develops a larger infrastructure to handle future growth. However, due to rapidly increasing sales, and a majority of the Company's resources dedicated to field operations, these costs should continue to decline as a percentage of revenues.

Income tax expense for the nine months ended September 30, 1996 was $574,286, compared to $5,000 for the same period last year. The effective income tax rate used to calculate the tax provision is based on the expected annual income tax rate which takes into account the utilization of an $800,000 net operating loss carryforward for federal income tax purpose.

Net income for the nine months ended September 30, 1996 was $1,570,701, compared to a net loss of ($1,171,487), for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

In August, 1996, the Company negotiated a new bank line of credit with Marine Midland Bank of New York, which provides the company up to $1,000,000. The line bears interest at the bank's prime lending rate plus .5%, and is secured by accounts receivable. Proceeds from the borrowing will be utilized to fund short term cash requirements. At September 30, 1996, there were no borrowings on the line.

The Company's short-term and long-term liquidity requirements generally consist of operating capital for restoration and maintenance related costs and selling, general and administrative expenses. The Company continues to satisfy its short-term and long-term liquidity requirements with cash generated from operations, and periodic utilization of its line of credit.

Net cash used by operating activities was ($59,745) for the nine months ended September 30, 1996, compared to ($34,959) for the same period last year. During the nine months ended September 30, 1996, the Company's accounts receivable increased by $1,692,416. Such increase resulted from revenue growth. This increase was partly offset by an increase in accounts payable and accrued expense of $1,290,991. The negative cash for 1996 is due mainly to the timing of receipts for a few large contracts, as well as revenue accruals for additional work performed on certain contracts that the Company expects to collect in the fourth quarter.

Net cash provided by investing activities for the nine months ended September 30,1996 was $685,304, compared to a net use of ($538,604) for the nine months ended September 30, 1995. The increase is the result of the sale of the Company's short term marketable security of $715,000. Due to the nature of the Company's business, including the outsourcing of most renovation and maintenance related work, the Company has insignificant capital requirements, and therefore can use its operating cash for operating needs.

On April 8, 1996, the Company completed a private placement of 500,000 shares of treasury stock to accredited investors at a price of $1.00 per share, for aggregate gross proceeds of $500,000. The Company used the proceeds of the private placement for working capital.

The Company believes its present cash position, including increasing sales and cash on hand, and its ability to obtain additional financing as necessary, will allow the company to meets its short-term and long-term operating needs for at least twelve months.

               HOPSITALITY WORLDWIDE SERVICES, INC. and SUBSIDIARY
                                TABLE OF CONTENTS


                                     PART II


Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareoholders was held on September 26, 1996 for the purpose of electing a board of directors, appointment of auditors, and voting of the proposals described below.

All of management's nominees for Directors as listed in the proxy statement were elected with the following vote:

                                                              Withhold
                                         For                 Authority

1.    Alan G. Friedberg               5,119,703                11,820
2.    Scott Kaniewski                 5,119,703                11,820
3.    Louis K. Adler                  5,119,703                11,820
4.    George C. Ash                   5,119,703                11,820
5.    Richard A. Bartlett             5,119,703                11,820

An amendment to the Company's Certificate of Incorporation to change the name of the Company from Light Savers U.S.A., Inc. to Hospitality Worldwide Services, Inc., was approved with the following vote:

                                                            Broker
             For              Against       Abstentions    Non-Votes

           5,107,473          10,750               0          13,300


An amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 10,000,000 to 20,000,000 and Preferred Stock from 2,500,000 to 3,000,000 was approved with the following vote:

                                                            Broker
             For              Against       Abstentions    Non-Votes

           3,824,441          49,835          16,500       1,240,747

An amendment to the Company's Certificate of Incorporation to limit the liability of the Company's directors to the fullest extent permitted by the New York Business Corporation Law was approved with the following vote:

                                                            Broker
             For              Against       Abstentions    Non-Votes

           4,952,137          61,735          23,000          94,651

An amendment to the Company's By-Laws to permit indemnification of the Company's directors was approved with the following vote:

                                                            Broker
             For              Against       Abstentions    Non-Votes

           4,958,587          55,285          23,000          94,651

Adoption of the Company's 1996 Stock Option Plan was approved with the following vote:

                                                            Broker
             For              Against       Abstentions    Non-Votes

           3,812,391          59,385          19,000       1,240,747

Adoption of the Company's 1996 Outside Directors' Stock Option Plan was approved with the following vote:

                                                            Broker
             For              Against       Abstentions    Non-Votes

           3,794,277          83,349          30,500       1,223,397

The appointment of BDO Seidman, LLP as independent auditors for the year ending December 31, 1996 was approved with the following vote:

                                                            Broker
             For              Against       Abstentions    Non-Votes

           5,120,853             170          10,500               0


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

                                    HOSPITALITY  WORLDWIDE  SERVICES U.S.A.,INC.



                                      By: /s/ Alan G. Friedberg
                                          ------------------------------------
                                          Alan G. Friedberg
                                          President and Chief Executive Officer


                                      By: /s/ Howard G. Anders
                                          ------------------------------------
                                          Howard G. Anders
                                          Executive Vice President and Chief
                                          Financial Officer

Dated:  November 12, 1996