Form 10KSB
period 1996-12-31
HOSPITALITY WORLDWIDE SERVICES INC
filed 1997-03-31
CIK 911434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the calendar year ended  December 31, 1996

[ ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ___________________   to  ______________________

Commission file number         0-23054
                      -------------------------

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                 (Name of Small Business Issuer in its Charter)

New York                                                 11-3096379
--------                                             --------------------
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                        Identification No.)
450 PARK AVENUE, SUITE 2603, NEW YORK, NY                 10022
-----------------------------------------                 -----
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code      212-223-0699
                                              --------------------------

  Securities registered under Section 12 (b) of the Exchange Act:       NONE

  Securities registered under Section 12 (g) of the Exchange Act: Common Stock, par value $.0l
                                                                  per share.

            Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                [ X ] YES [ ] NO

            Check if there is no disclosure of delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            The Registrant's revenues for the fiscal year ended December 31, 1996 were $24,367,112.

            The aggregate market value for the 5,141,531 shares of Common Stock, $.0l par value per share (the "Common Stock"), held by non-affiliates of the Registrant as of March 28, 1997 was approximately $33,111,640.

ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS:

            Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  [ ] YES [ ]NO

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of Common Stock outstanding as of March 28, 1997 was 8,304,489.

DOCUMENTS INCORPORATED BY REFERENCE

None

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                   Form 10-KSB
                      Calendar Year Ended December 31, 1996

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------


                                     PART I

Item 1.   Description of Business                                           2
Item 2.   Description of Properties                                         4
Item 3.   Legal Proceedings                                                 4
Item 4.   Submission of Matters to a Vote of Security Holders               5


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters          5
Item 6.   Management Discussion and Analysis of Financial Condition and
          Results of Operations                                             5
Item 7.   Financial Statements                                              9
Item 8.   Changes In and Disagreements with Accountants on                  9
          Accounting and Financial Disclosure



                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                 10
Item 10.  Executive Compensation                                            12
Item 11.  Security Ownership of Certain Beneficial Owners and Management    15
Item 12.  Certain Relationships and Related Transactions                    18
Item 13.  Exhibits and Reports on  Form 8-K                                 19

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Hospitality Worldwide Services, Inc., (the "Company") formerly known as Light Savers U.S.A., Inc. was formed under the laws of the State of New York in October 1991. In January 1994, the Company consummated an initial public offering of its common stock, par value $.01 per share (the "Common Stock"). The Company's principal line of business was to design and market decorative, energy efficient lighting fixtures for the hotel and hospitality industry.

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

         In August 1995, the Company's wholly-owned subsidiary, Hospitality Restoration and Builders, Inc., a New York corporation ("HRB") acquired substantially all of the assets and business and assumed certain liabilities of AGF Interior Services Co., a Florida corporation ("AGF") which provides renovation services to the hospitality industry, in a stock and cash transaction from Watermark Investments Limited, a Delaware corporation ("Watermark"). In December 1995, the Company's Board of Directors, in an effort to focus the Company in a more strategic direction, determined to begin to dispose of the Company's lighting division and concentrate the Company's efforts in HRB.

         On February 26, 1996, the Company, HRB, Watermark Investments Limited, a Bahamian international business company ("Watermark-Bahamas"), Watermark, a wholly-owned subsidiary of Watermark-Bahamas, AGF, Tova Schwartz, Alan G. Friedberg and Guillermo A. Montero entered into a Divestiture, Settlement and Reorganization Agreement (the "Divestiture Agreement") pursuant to which (i) the Company sold its lighting business to Tova Schwartz, the Company's former President and Chief Executive Officer, (ii) Ms. Schwartz resigned from her positions as a director and officer of the Company and HRB; (ill) the Company repurchased 500,000 shares of Common Stock from Ms. Schwartz for $250,000, with a market value of $437,500; (iv) Ms. Schwartz granted to the Company options to purchase an additional 1,000,000 shares of Common Stock (two options with respect to 500,000 shares each); (v) the Company retained Ms. Schwartz as a consultant for a period of three years at a salary of $100,000 per year; (vi) Ms. Schwartz, the sole remaining director of the Company (since Howard G.
Anders, Moshe Greenfield and Moise Hendeles resigned from their positions as directors of the Company effective February 25, 1996), appointed Mr. Friedberg and Robert A. Berman to the Company's Board of Directors and the parties appointed Mr. Friedberg as the Company's President and Chief Executive Officer;
(vii) the Company entered into three-year employment agreements with each of Messrs. Friedberg and Montero; and (viii) the Company engaged Resource Holdings Associates, L.P. ("Resource Holdings") as its financial advisor.

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

         Until January, 1997, the Company's only line of business was to provide a complete package of renovation resources to the hospitality industry ranging from pre-planning and scope preparation of a project to performing the renovation requirements and delivering furnished rooms. HRB offers hospitality maintenance services to hotels and hotel chains throughout the continental United States. For over seventeen years, HRB, through its predecessor, AGF, has provided to the hospitality industry renovation and improvements such as vinyl, paint, wallpaper, carpet, installation of new furniture, light carpentry, and masonry work. HRB generally provides its renovation services in an on time, on budget manner, while causing little or no disruption to the ongoing operation of a hotel. HRB has successfully responded to the hotel industry's efforts to increase occupancy, room rates and market share through cosmetic upgrades, which are generally required every four to seven years.

         On January 10, 1997, the Company completed the acquisition of Leonard Parker Company, ("LPC"), a leading purchasing company for the hospitality industry that acts as an agent for the purchase of goods and services for its customers which include major hotel and management companies worldwide. LPC purchases furniture, fixtures and equipment, kitchen supplies, linens and uniforms, guestroom amenities, and other supplies to meet its customers' requirements for new hotel openings and major renovations. In its role as purchasing agent, LPC purchases annually approximately $250 million of goods and services for its customers. Founded in 1969, the privately-held Leonard Parker Company had revenue in excess of $56 million for the year ended December 31, 1996. The purchase price of LPC of approximately $12,000,000 consisted of 1,250,000 newly issued shares of Common Stock and $5 million stated value of newly issued 6% redeemable convertible preferred stock of the Company, convertible, on a formula basis, into not less than 1,000,000 and no more than 5,000,000 shares of Common Stock (at the present stock price) not earlier than January 1, 1998. The Acquisition will be accounted for as a purchase method of accounting with the results of LPC included in the consolidated financial statements of the Company from the acquisition date.

         The  Company  currently  maintains  its  executive  offices at 450 Park
Avenue, Suite 2603, New York, NY 10022, and its telephone number is (212) 223-0699. HRB maintains its principal office at 1800 Century Park East, Suite 370, Los Angeles, California 90067, and its telephone number is (310) 286-6400. HRB also maintains a satellite office in Coral Springs, Florida. LPC maintains its executive office at 550 Biltmore Way, Coral Gables, Florida, 33134, and its telephone number is (305) 774-3000. LPC also has offices in Los Angeles, California, Singapore, and South Africa.

MARKETING

         Marketing efforts are directed by the Company's newly appointed divisional presidents and in-house sales staff. Sales efforts are directed primarily to the owners of major hotel chains throughout the United States. The Company believes that it provides necessary services to major hotel chains and feels confident it will be able to benefit from its strategic focus in the hospitality industry.

COMPETITION

         The hospitality maintenance industry is highly fragmented and is made up largely of small, local companies. Competition in the hospitality renovation industry is significant and is based largely on the price and service. In the future, the Company's competitors may be larger and have greater financial resources than HRB. The Company recognizes the need to grow to be able to compete effectively. For this reason, the Company is focusing its efforts on expansion through acquisitions (see pages 6 and 7 for 1995 and 1996 acquisitions) to enhance the Company's ability to compete effectively and increase the Company's national operations and to expand into international markets.

PERMITS AND LICENSES

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

DEPENDENCE ON CUSTOMERS

         Most of the Company's customers are in the hospitality industry with a few of them accounting for a substantial portion of the Company's annual revenues. During the year ended December 31, 1996, two customers accounted for 49% and 31% of the Company's net revenues. In 1995, four customers accounted for 23%, 19%, 18% and 14% of net revenues. As the Company continues to grow and expand its renovation business and diversify its offerings through acquisitions (see Recent Developments), the company believes its dependence on significant customers will decrease. There are no assurances that either continued growth or decreased dependence on significant customers will occur.

EMPLOYEES

         As of December 31, 1996, the Company employed 201 employees, including 32 full time employees. A typical renovation project is staffed by a field supervisor, who hires subcontractors and laborers specifically for the particular project. Each project is staffed by trade subcontractors that may or may not be unionized. The Company purchases workman's compensation insurance for each of its projects. Every contractor and subcontractor is required to sign the Company's standard contract before working on a project. None of the Company's employees are represented by labor unions and the Company believes that its relationship with its employees is good.

RECENT DEVELOPMENTS

         On March 18, 1997, the Company's Board of Directors voted to reorganize the Company's internal management and to nominate a new Chairman of the Board. The Company's Board of Directors effected these changes in an effort to properly align each of the Company's Divisions' strengths and resources, and to manage anticipated future growth. As a result, Leonard Parker, Chairman of LPC, was appointed Chairman of the Board of the Company; Robert Berman, the sole principal of the general partner of Watertone Holdings, L.P., the Company;s major shareholder, was named President and Chief Executive Officer of the Company; Alan G. Friedberg, former Chairman of the Board, President and Chief Executive Officer, was named President - Renovation Division; Douglas Parker, President of Leonard Parker Company, was named President - Purchasing Division; and Guillermo Montero, Vice-President - Operations, and Chief Operating Officer of HRB, was named President of HRB.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company maintains its executive office at 450 Park Avenue, Suite 2603, New York, New York 10022, where it occupies approximately 4,803 square feet in a multi-story office complex. The Company has entered into a ten year lease, which expires in January 2007, with an unaffiliated lessor pursuant to which it currently pays an annual fixed rental of $206,000 (exclusive of rent adjustments).

         HRB maintains offices at 1800 Century Park East, 3rd Floor, Los Angeles, California, 90067, where it occupies approximately 3,336 square feet in a multi-story office complex. HRB has entered into a five year lease, which expires in May 1999, with an unaffiliated lessor pursuant to which it currently pays an annual fixed rental of approximately $66,800 (exclusive of rent adjustments). HRB also maintains a satellite office in Coral Springs, Florida.

         LPC maintains its executive office at 550 Biltmore Way, Coral Gables, Florida, 33134. LPC also maintains offices in Los Angeles, California, Singapore and South Africa.

ITEM 3.  LEGAL PROCEEDINGS

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) MARKET INFORMATION. The Common Stock is traded on the Nasdaq SmallCap Market under the symbol "ROOM." The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock for the fiscal periods specified.

                                                            Common Stock


                                                            High       Low
                                                            ----       ---
            Fiscal 1995
            -----------

            First Quarter .................................2-1/4       1-1/4
            Second Quarter.................................2-1/2         3/4
            Third Quarter..................................2-3/8      1-7/16
            Fourth Quarter.................................2-5/16     1-1/16

            Fiscal 1996

            First Quarter..................................1-11/16      5/8
            Second Quarter.................................2-1/8      1-9/16
            Third Quarter..................................3-3/16     1-5/8
            Fourth Quarter.................................6-7/8      2-5/8

                  On March 28, 1997, the last reported sales price of the Common Stock on the Nasdaq SmallCap Market was $6.44 per share.

     (b) HOLDERS. As of March 28, 1997, there were approximately 73 record holders and approximately 747 beneficial holders of the Common Stock.

     (c) DIVIDENDS. The Company has not paid or declared any dividends upon its Common Stock since its inception and does not intend to pay any dividends upon its Common Stock in the foreseeable future. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as, other relevant factors.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

         In February 1995, the Company's management determined that the change in the Con Edison Rebate Program had seriously impacted its ability to promote and build its decorative energy efficient lighting business and began to seek either a joint venture partner or an acquisition opportunity. In August 1995, the

Company's wholly-owned subsidiary, HRB, acquired substantially all of the assets and business and assumed certain liabilities of AGF, a company which provides renovation services to the hospitality industry ("the Acquisition"). In December 1995, the Company determined to focus its resources on its hospitality renovation business and to discontinue its lighting business.

         In February 1996, the Company sold its lighting business to the Company's former President.

ASSET PURCHASE

         Pursuant to an Asset Purchase Agreement (the "Agreement") dated as of August 1, 1995 (the "Acquisition Date"), the Company acquired substantially all of the assets (the "Acquisition") of AGF, including contract rights, through HRB. HRB provides interior and exterior cosmetic renovations and maintenance for leading hotel and hospitality customers nationwide.

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

         As noted above, the Company's Board of Directors determined that it was in the best interest of the Company and its shareholders to discontinue the decorative lighting business. Tova Schwartz, the Company's former President, acquired the lighting business from the Company on the following terms:

         1. The Company repurchased from Ms. Schwartz 500,000 shares of Common Stock with a market value of $437,500, at a price of $.50 per share or $250,000.

         2. The Company and Ms. Schwartz entered into a three year commission agreement that provides for payments to the Company of commissions for sales referred to Ms. Schwartz by the Company. The Company engaged Ms. Schwartz as a consultant for a three year term at a rate of $100,000 per year.

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

         On October 10, 1996, the Company exercised its option to repurchase 500,000 shares of Common Stock from Ms. Schwartz for $715,000.

RESULTS OF OPERATIONS: FISCAL 1996 COMPARED TO FISCAL 1995 (PERIOD FROM AUGUST 1, 1995 TO DECEMBER 31, 1995).

         Revenues  for the  year  ended  December  31,  1996  were  $24,367,112, compared to $4,980,291 for 1995. Revenues for the Company increased significantly due to the growth in the Company's renovation business from increased sales and marketing efforts and the establishment of the Company's name in the hospitality industry. The 1995 revenues were for the five months ended December 31, 1995, the period for which the Company owned the HRB business.

         Gross profit for the year ended December 31, 1996 was $6,077,188, or 24.9% of revenues compared to $1,156,512 or 23.2% of revenues for 1995.

         Selling, general and administrative expenses for the year ended December 31, 1996 were $3,218,520, or 13.2% of revenues, compared to $1,619,189 or 32.5% of revenues for 1995. Included in the selling, general and administrative expenses for the years ended December 31, 1996 and December 31, 1995 was $383,922 and $166,048, respectively, of amortization of goodwill for the acquisition of HRB. The Company believes that these costs will continue to increase as its business grows and as it develops a larger infrastructure to handle future growth. However, due to rapidly increasing revenues, and a majority of the Company's resources dedicated to operations, these costs should continue to decline as a percentage of revenues.

         Income (loss) from operations for the year ended December 31, 1996 was $2,858,668, compared to ($462,677) for the same period last year. Operating profits increased in 1996 due to larger revenues and the ability of the Company to maintain low selling, general and administrative expenses as a percent of sales. The loss from operations for 1995 is the result of increased overhead in an unsuccessful attempt to grow the lighting business that was subsequently discontinued.

         Income tax expense for the year ended December 31, 1996 was $926,325, compared to $25,000 for the same period last year. The 1996 expense is below the federal and state statutory tax rates due mainly to a reduction in the valuation allowance.

         Net income for the year ended December 31, 1996 was $1,842,678, compared to a net loss of ($1,115,969) for the period ending December 31, 1995.

         THE HISTORICAL RESULTS FOR THE YEAR ENDED DECEMBER 31, 1995 ARE NOT INDICATIVE OF THE COMPANY'S FUTURE OPERATING RESULTS SINCE THE COMPANY ACQUIRED THE ASSETS AND BUSINESS OF AGF IN AUGUST 1995 AND DISCONTINUED ITS LIGHTING BUSINESS IN DECEMBER 1995. THEREFORE, THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS REFLECTS THE COMPANY'S OPERATING RESULTS ON A PRO FORMA CONSOLIDATED BASIS GIVING EFFECT TO THE ACQUISITION AND THE DISCONTINUANCE OF THE LIGHTING BUSINESS AS IF SUCH TRANSACTIONS TOOK PLACE ON JANUARY 1, 1995. THE PRO FORMA CONSOLIDATED FINANCIAL INFORMATION IS BASED ON THE HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND
AGF AND SHOULD BE READ IN CONJUNCTION WITH SUCH FINANCIAL STATEMENTS AND THE NOTES THERETO. THE PRO FORMA FINANCIAL INFORMATION IS UNAUDITED AND IS NOT NECESSARILY INDICATIVE OF WHAT THE ACTUAL RESULTS OF OPERATIONS OF THE COMPANY WOULD HAVE BEEN ASSUMING THE ACQUISITION AND THE DISCONTINUANCE OF THE LIGHTING BUSINESS HAD BEEN COMPLETED AS OF JANUARY 1, 1995, AND NEITHER IS IT NECESSARILY INDICATIVE OF THE RESULTS OF OPERATIONS FOR FUTURE PERIODS.

         Revenues  for the  year  ended  December  31,  1996  were  $24,367,112, compared to $7,159,035 for 1995. Revenues for the Company increased significantly, due to the growth in the Company's renovation business from increased sales and marketing efforts and the establishment of the Company's name in the hospitality industry.

         Gross profit for the year ended December 31, 1996 was 24.9% of revenues compared to 20.0% of revenues for 1995. The Company has been able to maintain a consistently higher gross margin percentage as it develops an internal direct labor force that is capable of completing renovation projects in a timely and efficient manner.

         Selling, general and administrative expenses for the year ended December 31, 1996 were $3,218,520, or 13.2% of revenues, compared to $2,680,766 or 37.4% of revenues for 1995. Included in the selling, general and administrative expenses for the years ended December 31, 1996 and December 31, 1995 was $383,922 and $166,048, respectively, of amortization of goodwill for the acquisition of HRB. The Company believes that these costs will continue to increase as its business grows and as it develops a larger infrastructure to handle future growth. However, due to rapidly increasing revenues and a majority of the Company's resources dedicated to operations, these costs should continue to decline as a percentage of sales.

         Income (loss) from continuing operations for the year ended December 31, 1996 was $2,858,668, compared to ($1,225,475) for the same period last year. Operating profits increased in 1996 due to larger revenues and the ability of the Company to maintain low selling, general and administrative expenses as a percent of sales. The loss from operations for 1995 is the result of increased overhead in an unsuccessful attempt to grow the lighting business that was subsequently discontinued.

         Income tax expense for the year ended December 31, 1996 was $926,325, compared to $25,000 for the same period last year. The 1996 expense is below the federal and state statutory tax rates due mainly to a reduction in the valuation allowance.

         Net income (loss) for the year ended December 31, 1996 was $1,842,678, compared to a net loss of ($1,961,017) for the period ending December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         In August 1996, the Company negotiated a new bank line of credit with Marine Midland Bank of New York, which provides the Company up to $2,000,000 based on the value of all Company assets. The line bears interest at the bank's prime lending rate plus .5%. Proceeds from the borrowing are utilized to fund short term cash requirements. At December 31, 1996, there were borrowings of $1,400,000 on the line.

         The Company's short-term and long-term liquidity requirements generally consist of operating capital for renovation and maintenance related costs and selling, general and administrative expenses. The Company continues to satisfy its short-term and long-term liquidity requirements with cash generated from operations, and utilization of its line of credit.

         Net cash used by operating activities was ($1,120,028) for the year ended December 31, 1996, compared to ($786,996) for the same period last year. During the twelve months ending December 31, 1996, the Company's accounts receivable and costs in excess of billing increased by $3,595,178. This increase was partially offset by an increase of accounts payable and accrued expense of $996,685. Due to the Company's rapid growth, and the significant amount of additional work performed on numerous projects, a backlog of billings occurred at year end resulting in the large accounts receivable increase. The Company expects to collect these receivables fully in 1997.

         Net cash provided by investing activities for the year ended December 31, 1996 was $649,318, compared to $2,417,390 for the same period last year. The decrease is primarily the result of the sale of the Company's short-term marketable securities in 1995, an infusion resulting from the company's IPO the previous year. Due to the nature of the Company's business, including the outsourcing of most renovation and maintenance related work, the Company has insignificant capital requirements, and therefore can use its operating cash for operating needs.

         On April 8, 1996, the Company completed a private placement of 500,000 shares of Common Stock to accredited investors at a price of $1.00 per share, for aggregate gross proceeds of $500,000. The Company used the proceeds of the private placement for working capital.

         On October 10, 1996, the Company repurchased 500,000 shares of Common Stock from its former President, Tova Schwartz for $715,000.

         On January 15, 1997, Resource Holdings, the holder of an option to purchase 500,000 shares of Common Stock, exercised a portion of said option with respect to 200,000 shares of Common Stock resulting in additional capital of $400,000 for the Company. On January 22, 1997, Resource Holdings disposed of the 200,000 shares of Common Stock. As of March 30, 1997, Resource Holdings has a remaining option to purchase 300,000 shares of Common Stock, or beneficial ownership of 3.49% of the outstanding Common Stock of the Company.

         During the first quarter of 1997, additional exercises of stock options and warrants resulted in an increase in the Company's additional capital of $345,283.

         The Company believes its present cash position, including increasing revenues and cash on hand, and its ability to obtain additional financing as necessary, will allow the Company to meet its short-term operating needs for at least twelve months.

ITEM 7.  FINANCIAL  STATEMENTS

         See  Index to  Financial Statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 14, 1996, the Company dismissed Arthur Andersen LLP ("Andersen") as its independent accountants. The Company's Board of Directors approved such dismissal. Andersen's accountant's report on the financial statements of the Company for the past two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no other reportable events or disagreements with Andersen to report in response to Item 304(a) of Regulation S-B, ss. 228.304(a).

         On March 15, 1996, BDO Seidman, LLP was engaged as new independent accountants to the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company and their positions with the Company are set forth below.

          NAME                    AGE        POSITION

          Leonard F. Parker        66        Chairman of the Board and
                                             Director

          Robert A. Berman         37        President, Chief Executive
                                             Officer and Director

          Alan G. Friedberg        38        President-Renovation Division
                                             and Director

          Howard G. Anders         53        Chief Financial Officer,
                                             Executive Vice President
                                             and Secretary

          Douglas Parker           39        President - Purchasing Division,
                                             LPC and Director

          Scott A. Kaniewski       33        Director

          Louis K. Adler           60        Director

          George Asch              59        Director

          Richard A. Bartlett      39        Director


LEONARD F. PARKER has been Chairman of the Board of the Company since March 1997. Leonard Parker founded LPC in 1969, sold it in 1973 and re-acquired it in 1976. Mr. Parker is a graduate of Tulane University, and served in the U.S. Air Force during the Korean War as an Air Force liaison to the Mitsubishi Aircraft Company in Japan before moving to Miami in 1954. Prior to founding LPC, Mr. Parker was employed from 1950 by Maxwell Company, an interior design and furnishing Company. Mr. Parker is on the Board of Directors of Pompeii Casual Furniture and the Douglas Gardens Home for the Aged. He is involved with the Special Olympics and also serves on various committees for the Special Olympics.

ROBERT A. BERMAN has been the President and Chief Executive Officer of the Company since March 1997. Mr. Berman, a long time entrepreneur, has an extensive background in a variety of commercial ventures. His experiences range from financial development of various projects in the area of Commercial Real Estate and Construction. The commonality of these ventures lies in Mr. Berman's ability to successfully structure business ventures for rapid growth and market penetration.

ALAN G. FRIEDBERG has been the President - Renovation Division and a director of the Company since March 1997. Previously, he was the Chief Executive Officer and, President of the Company. He became the Chief Executive Officer of HRB in August 1995. Prior thereto, Mr. Friedberg was the founder and Chief Executive Officer of AGF. Mr. Friedberg is third generation in the construction industry. In 1979, he formed AGF, a contract installation company and expanded it to a full service "turn-key" operation in construction/installation specializing in hotels. He has applied his extensive experience and hands on management approach to successfully complete the renovation of over 100,000 guestrooms. Completed projects include work performed for Marriott, Loews, Nikko, Holiday Inn Worldwide, Ritz Carlton, New York Grand Hyatt and many more.

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

DOUGLAS A. PARKER has been President-Purchasing Division of the Company since March 1997. Mr. Parker is also President of Leonard Parker Company. Mr. Parker, a graduate of Tulane University in International Business, has been with Leonard Parker Company for 17 years. As the company has expanded into the international market, he has been directly responsible for the development of the overseas offices in Johannesburg, Singapore and Dubai, coordinating the international operations, sales, vendor and client relationships. Some of the firms' current projects include the Grand Hyatt New York, The New York Palace, the Mohegan Sun Resort and Casino, Ritz-Carlton San Juan, Durban Hilton, Johannesburg Hilton, and the Chicago Beach Hotels in Dubai.

GUILLERMO A. MONTERO has been the President of HRB since March 1997. Previously, Mr. Montero was the Vice President-Operations and Chief Operating Officer of HRB. In August 1995, he became the Senior Vice President of HRB. Prior thereto, he was the President of AGF. Originally from Maracaibo, Venezuela, Mr. Montero has strong ties in the design/construction industry. Mr. Montero attended Oglethorpe University and Georgia Tech, receiving a B.A. degree in 1982. He became associated with AGF in 1979. Completed projects include work performed for the Ritz Carlton Chain, The Omni Hotels Chain, Holiday Inn, Embassy Suites, Hilton and Travelodge.

SCOTT A. KANIEWSKI has been a director of the Company since March 1996 and has been a director of Watermark since February 1995. Prior to his involvement with Watermark, Mr. Kaniewski held several positions with VMS Realty Partners ("VMS") including Vice President of Hotel Investments where he was responsible for the development of fee for service programs targeting institutions and private investors. He also directed the asset management of VMS' hotel portfolio. He is Certified Public Accountant and a member of the Illinois CPA Society.

LOUIS K. ADLER has been a director of the Company since September 1996. Mr. Adler has been a private investor for over five years in Houston, Texas. He has been the Chairman of the Board and President of Bancshares, Inc. (Houston, TX) since 1973, Vice Chairman of the Board since 1992 and a director since 1988 of Luther's Bar-B-Q, Inc., a group of twenty restaurants in Texas, Louisiana and Colorado, a Director, Secretary and Treasurer of Warwick Communications, Inc. (owner of KFXX, the Fox Television Affiliate in Longview, TX) since 1993, and a director and officer of several other private companies. Mr. Adler is also a trustee and the President of the Adler Foundation and member of the Dean's Advisory Counsel of Goizueta Business School of Emory University.

GEORGE ASCH has been a director of the Company since September 1996. Mr. Asch has been a Vice President of Gray, Seifert and Co., Inc. since September 1994. Gray, Seifert and Co., Inc. is an investment management company which became a wholly-owned independent subsidiary of Legg Mason, Inc. in April 1994. For 25 years prior to joining Gray Seifert and Co., Inc. in August 1990, Mr. Asch served as President of a manufacturing company. He currently serves on the boards of various philanthropic organizations, including the Montefiore Medical Center and the Price Foundation. He is a graduate of Columbia College and served as an officer in the United States Navy.

RICHARD A. BARTLETT has been a director of the Company since September 1996. Mr. Bartlett is a Managing Director of Resource Holdings Limited, a private merchant banking firm in New York City ("Resource Limited"). He specializes in legal aspects of mergers, acquisitions and other corporate restructurings. In that capacity, he sits and has sat on the board of various companies in which Resource Limited and its principals have made investments. Prior to joining Resource Limited in 1984, he served as a law clerk to the Honorable Harry A. Blackmun, Associate Justice for the United States Supreme Court, during the Supreme Court's 1983-84 term. From 1982 to 1983, he served as law clerk to the Honorable David L. Bazelon, United States Court of Appeals for the District of Columbia Circuit. Mr. Bartlett received a law degree from Yale Law School in 1982, where he was the editor of the Yale Law Journal. He received his B.A. from Princeton University in 1979, where he studied economics and politics at the Woodrow Wilson school of Public and International Affairs. From 1987 to 1993, he was a member of the Council of Foreign Relations and he is a member of the New York State Bar.

MEETINGS AND COMMITTEES

         The Company's Board of Directors met four times in 1996. A Compensation Committee and an Audit Committee were formed at the September 26, 1996 Board of Directors meeting. The Compensation Committee consists of two outside directors, Richard A. Bartlett and Scott A. Kaniewski. The Audit Committee consists of two outside directors, George Asch and Louis K. Adler.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Tova Schwartz, who served as the Chief Executive Officer of the Company from its inception until February 1996 and Alan G. Friedberg, Howard G. Anders and Guillermo A. Montero, the Company's three most highly compensated executives (the "Named Executive Officers"). There is no other executive officer of the Company whose salary and bonus exceeded $100,000 with respect to the fiscal years ended December 31, 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

                                                                                                     Long-Term
                                                                                                    Compensation
                             Annual Compensation                                                       Awards
     ---------------------------------------------------------------------------------------           ------
                                                                                Other Annual          Securities
     Name and                                                                   Compensation          Underlying
     Principal Position              Year         Salary (S)      Bonus($)          ($)(1)            Options(#)
     ------------------              ----         ----------      --------          ------            ----------

    Alan G. Friedberg (2)            1996          $225,000       $75,000              -                 400,000
                                     1995          $110,520             -              -                       -
                                     1994                -              -              -                       -

    Guillermo A. Montero (3)         1996          $190,000       $76,665              -                 300,000
                                     1995          $  83,337            -              -                       -
                                     1994                -              -              -                       -

    Howard G. Anders (4)             1996          $150,000       $25,000              -                 100,000
                                     1995          $128,333             -              -                  50,000
                                     1994          $  39,999            -              -                  50,000

    Tova Schwartz (5)                1996                -              -              -                       -
                                     1995          $103,992             -              -                       -
                                     1994          $100,000       $83,333(6)           -                       -


 ............

(1) Perquisites and other personal benefits, securities or property to each executive officer did not exceed the lesser of $50,000 or 10% of such executive's salary and bonus.
(2) Mr. Friedberg joined the Company in August 1995 as the Chief Executive Officer of HRB. In February 1996, he became the Chief Executive Officer and a director of the Company. Currently, Mr. Friedberg is the President-Purchasing Division of the Company.
(3) Mr. Montero joined the Company in August 1995 as Vice President-Operations and Chief Operating Officer of HRB. Currently, Mr. Montero is President of HRB.
(4) Mr. Anders joined the Company in October 1994 as Executive Vice President, Chief Operating Officer and a director. In February 1996, he resigned as a director of the Company and became the Chief Financial Officer, Executive Vice President and Secretary of the Company.
(5) Ms. Schwartz served as the Company's Chief Executive Officer and President from its inception until she resigned in February 1996. Alan
         G. Friedberg became the Company's Chief Executive Officer in February 1996.
(6)      Reflects dollar amount earned in 1993 and paid in 1994.

         The following table sets forth certain information regarding stock option grants made to the Named Executive Officers during the fiscal year ended December 31, 1996.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

                             Number of            % of Total
                             Securities            Options
                             Underlying           Granted to
                               Options           Employees in       Exercise or Base      Expiration
      Name                   Granted (#)         Fiscal Year          Price ($/SH)           Date
      ----                   -----------         -----------          ------------           ----

Alan G. Friedberg             400,000                43%                 $2.75              9/26/06

Guillermo Montero             300,000                32%                 $2.75              9/26/06

Howard G. Anders              100,000                11%                 $2.75              9/26/06

Tova Schwartz                       0                 0%                 $   0                    0


         The   following   table  sets  forth  certain   information   regarding
unexercised stock options held by the Named Executive Officers as of December 31, 1996.


                    AGGREGATED FISCAL YEAR-END OPTION VALUES


                                                                         Value of
                                Number of Securities                   Unexercised
                               Underlying Unexercised                  In-the-Money
                                     Options at                         Options at
                                  December 31, 1996              December 31, 1996 $ (1)
         Name                 Exercisable/Unexercisable         Exercisable/Uunexercisable
         ----                 -------------------------         --------------------------

Alan G. Friedberg                  200,000/200,000                  $800,000/$800,000

Guillermo A. Montero               150,000/150,000                  $600,000/$600,000

Howard G. Anders                   150,000/50,000                   $747,500/$200,000

Tova Schwartz                            0/0                               0/0

(1) On December 31, 1996, the last reported sales price of the Common Stock on the Nasdaq SmallCap Market was $6.75 per share.

BOARD OF DIRECTORS COMPENSATION

         The Company does not currently compensate directors who are also executive officers of the Company for service on the Board of Directors. Directors are reimbursed for their expenses incurred in attending meetings of the Board of Directors.

         On September 26, 1996, the Company's Board of Directors adopted, and the Company's shareholders approved, the 1996 Outside Directors Stock Option Plan (the "Outside Directors' Plan") for purposes of securing for the Company and its shareholders the benefits arising from stock ownership by its outside directors.

         Each outside director who becomes an outside director after March 1, 1996 shall receive the grant of an option to purchase 15,000 shares of Common Stock. To the extent that shares of Common Stock remain available for the grant of options under the Outside Directors Plan on April 1 of each year, commencing on April 1, 1997, each outside director shall be granted an option to purchase 10,000 shares of common stock. Options granted under the Outside Directors Plan shall be exercisable in three equal installments, commencing on the first anniversary of the grant date. The Company has granted options to purchase 60,000 shares under the Outside Directors Plan at a grant price of $2.75 per share, of which none are currently exercisable.

LONG-TERM INCENTIVE AND PENSION PLANS

         The Company does not have any long-term incentive or defined benefit pension plans.

         On September 26, 1996, the Company's Board of Directors adopted the 1996 Stock Option Plan (the "Plan") for the purpose of providing incentive to the officers and employees of the Company who are primarily responsible for the management and growth of the Company. Each option granted pursuant to the Plan shall be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option". The Company has granted 889,000 shares under the Plan at a grant price of $2.75 per share, of which 2,500 shares have been exercised, and 442,000 are currently exercisable. The term for each option granted is determined by the Stock Option Committee, which is composed of two or more members of the Board of Directors, provided the maximum length of the term of each option granted will be as more than ten years. At December 31, 1996, 776,000 shares were available for grant. OTHER

         No director or executive officer is involved in any material legal proceeding in which he is a party adverse to the Company or has a material interest adverse to the Company.

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

         In addition, pursuant to the Divestiture Agreement, Mr. Friedberg, Mr. Montero and the Company agreed on the terms of their respective employment with the Company, for an initial term of three years, subject to automatic renewal for successive twelve-month periods unless either party provides the other with a notification of non-renewal. The salary of Mr. Friedberg is $225,000 annually, and Mr. Montero is $190,000 annually and Mr. Friedberg and Mr. Montero have agreed not to compete with the Company during the two year period after the termination of their employment with the Company.

         On April 1, 1996, the Company entered into a two year employment agreement with Mr. Anders, at a salary of $150,000 per annum. Pursuant to such agreement, Mr. Anders has agreed not to compete with the Company during the term of the agreement and for a period of two years thereafter.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. During the year ended December 31, 1996, all of such forms were filed in a timely manner with the exception of Forms 3 for Leonard Parker, Douglas Parker and Watertone Holdings, LP (and related parties) and Forms 4 for Watertone Holdings, LP (and related parties).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The voting securities of the Company outstanding on March 30,1997, consisted of 8,304,489 shares of Common Stock. The following table sets forth information concerning ownership of the Common Stock, as at March 28, 1997, by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who, to the knowledge of management, owned beneficially more than 5% of the Common Stock. Unless otherwise indicated, the address of each person listed below is 450 Park Avenue, New York, New York 10022.


                                                            Shares                  Percent of
                                                         Benficiailly                Outstanding
             Beneficial Owner(1)                             Owned                   Common Stock(2)
             -------------------                             -----                   ---------------

             Watertone Holdings,  LP                        1,800,000                       21.68%
             730 Fifth Avenue, 9th Floor
             New York, New York 10019

             Robert A. Berman                               1,800,000(3)                  21.68%

             Watertone, LLC                                   500,000(4)                   6.02%
             c/o Relco Inc.
             3 Stamford Landing
             46  Southfield Ave.
             Stamford, Connecticut 06902

             Joel A. Asen                                     500,000(4)                   6.02%
             445 Old Academy Road
             Fairfield, Connecticut  06430

             John A. Garraty, Jr.                             500,000(4)                   6.02%
             c/o Kelley Drye & Warren
             101 Park Avenue
             New York, New York  10178

             E.W. Plaut                                       500,000(4)                   6.02%
             c/o Relco Inc.
             3 Stamford Landing
             46 Southfield Avenue
             Stamford, Connecticutt  06802

             Tova Schwartz                                  1,243,150                       14.97%
             11 Wedgewood Lane
             Lawrence, New York 11559

             Resource Holdings Associates, L.P.               300,000(5)                   3.49%
             520 Madison Avenue
             New York, New York  10022

             Resource Holdings Limited                        300,000(6)                   3.49%
             520 Madison Avenue
             New York, New York  10022

             Richard A. Bartlett                              416,666(7)                   4.84%
             50 Central Park West, #11C
             New York, New York  10023

             Jerry M. Seslowe                                 416,668(8)                   4.84%
             2 Chanticlare Drive
             Manhasset, New York  11030

             John C. Shaw                                     416,666(9)                   4.84%
             16 Ledge Road
             Old Greenwich, Connecticutt  06870

                                                                         Shares                  Percent of
                                                                      Benficiailly                Outstanding
             Beneficial Owner(1)                                        Owned                   Common Stock(2)
             -------------------                                        -----                   ---------------

             Leonard Parker                                              300,000                        3.61%
             550 Biltmore Way
             Coral Gables, Florida 33134

             Douglas Parker                                              190,000                        2.29%
             550 Biltmore Way
             Coral Gables, Florida 33134

             Bradley Parker                                              190,000                        2.29%
             550 Biltmore Way
             Coral Gables, Florida 33134

             Howard G. Anders                                            154,500  (10)                  1.83%

             Alan Friedberg                                              210,000  (11)                  2.47%

             Guillermo A. Montero                                        169,792  (12)                  2.01%

             Scott A. Kaniewski                                            2,000                            *

             Louis K. Adler                                               75,000                            *

             George Asch                                                  75,000                            *

             All Officers and Directors as a group (9 persons)         3,223,166  (13)                 37.24%

            ----------------
            *       Less than 1%

(1) Except as outlined herein, the persons named in the table, to the Company's knowledge, have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes hereunder.

(2) Calculations assume that all options and warrants which are excercisable within 60 days after December 31, 1996 have been exercised.

(3) Consists of 1,800,000 shares of Common Stock held by Watertone Holdings, LLP, as to which each of Watertone Limited, LLC, and Robert A. Berman is attributed beneficial ownership persuant to rule 13d-3 of the Securities Exchange Act of 1934. Mr. Berman has sole power to vote and dispose of the 1,800,000 shares of Common Stock.

(4) Consists of 500,000 shares of Common Stock held by Watertone, LLC as to which each of Watertone LLC, Joel A. Asen, John A. Garraty, Jr. And E.W. Plaut are attributed beneficial ownership pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended ("Rule 13d-3"). Messrs. Asen, Garraty and Plaut, as Managers of Watertone L.LC, have shared power to vote and dispose of the 500,000 shares of Common Stock.

(5) Consists of 300,000 shares of Common Stock underlying an option granted to Resource Holdings by the Company as partial compensation for services rendered as a consultant (the "Option") at an exercise price of $2.00 per share.

(6)   Consists of 300,000  shares of Common  Stock  underlying  the Option as to
      which  Resource  Holdings  Limited  is  attributed   beneficial  ownership
      pursuant to Rule 13d-3.

(7)   Consists of (i) 116,666 shares of Common Stock owned  individually  by Mr.
      Bartlett: and (ii) 300,000 shares of Common Stock underlying the Option as to which Mr. Bartlett is attributed beneficial ownership pursuant to Rule 13d-3. Mr. Bartlett has sole power to vote and dispose of the 116,666 shares of Common Stock he owns individually. Mr. Bartlett, as a Managing Director of Resource Holdings Limited, has shared power to vote and dispose of the 300,000 shares of Common Stock underlying the Option.

(8) Consists of (i) 116,668 shares of Common Stock owned individually by Mr. Seslowe; (ii) 300,000 shares of Common Stock underlying the Option as to which Mr. Seslowe is attributed beneficial ownership pursuant to Rule 13d-3. Mr. Seslowe has sole power to vote and dispose of the 116,666 shares of Common Stock he owns individually. Mr. Seslowe, as a Managing Director of Resource Holdings Limited, has shared power to vote and dispose of the 300,000 shares of Common Stock underlying the Option.

(9) Consists of (i) 116,666 shares of Common Stock owned individually by Mr. Shaw; and (ii) 300,000 shares of Common Stock underlying the Option as to which Mr. Shaw is attributed beneficial ownership pursuant to Rule 13d-3. Mr. Shaw has sole power to vote and dispose of the 116,666 shares of Common Stock he owns individually. Mr. Shaw, as a Managing Director of Resource Holdings Limited, has shared power to vote and dispose of the 300,000 shares of Common Stock underlying the Option.

(10) Consist of (i) 4,500 shares of Common Stock held individually by Mr. Anders; and (ii) 150,000 shares of Common Stock issuable upon exercise of presently exercisable options currently held by Mr. Anders.

(11)  Consist of (i) 10,000  shares of Common  Stock  held  individually  by Mr.
      Freidberg: and (ii) 200,000 shares of Common Stock issuable upon exercise of presently exercisable options currently held by Mr. Friedberg.

(12) Consists of (i) 19,792 shares of Common Stock held by Mr. Montero's wife Maria Elizabeth Leon as to which Mr. Montero disclaims beneficial ownership; and (ii) 150,000 shares of Common Stock issuable upon exercise of presently exercisable options currently held by Mr. Montero.

(13) Includes options to purchase 710,000 shares of Common Stock at exercise prices ranging from $1.275 - $2.75 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company hired Interstate Interior Services ("Interstate") as a subcontractor on certain of its projects. The President of Interstate is the sister of the Company's officers. During 1996 and from August 1, 1995, the date of the Acquisition, to December 31, 1995, the Company paid fees of $172,786 and $712,137, respectively, to Interstate.

         On February 26, 1996, the Company, HRB, Watermark-Bahamas, Watermark, AGF, Tova Schwartz, Alan G. Friedberg and Guillermo A. Montero entered into the Divestiture Agreement pursuant to which (i) the Company sold its lighting business to Tova Schwartz, the Company's former President and Chief Executive Officer; (ii) Ms. Schwartz resigned from her positions as a director and officer of the Company and HRB; (iii) the Company repurchased 500,000 shares of Common Stock from Ms. Schwartz for $250,000, with a market value of $437,500;(iv) Ms. Schwartz granted to the Company the option to purchase an additional 1,000,000 shares of Common Stock; (v) the Company retained Ms. Schwartz as a consultant for a period of three years at a salary of $100,000 per year; (vi) Ms. Schwartz, the sole remaining director of the Company (since Howard G. Anders, Moshe Greenfield and Moise Hendeles resigned from their positions as directors of the Company effective February 25, 1996), appointed Mr. Friedberg and Robert A. Berman to the Company's Board of Directors and the parties appointed Mr. Friedberg as the Company's President; (vii) the Company entered into three-year employment agreements with each of Messrs. Friedberg and Montero; and (viii) the Company engaged Resource Holdings Associates as its financial advisor. On March 25, 1996, Mr. Berman resigned from the Company's Board of Directors and the Board elected Scott A. Kaniewski as Watermark's representative to the Board of Directors. See "Employment Agreements" for a description of the consulting/commission arrangement between the Company and Ms. Schwartz.

         On April 12, 1996, based upon provisions of the Asset Purchase Agreement and a memorandum agreement between the parties to the Agreement, the Company and Watermark agreed to reduce the purchase price by $1,350,000 through a reduction in the Note Payable. The Company and Watermark agreed to offset the $2,150,000 Note Payable and the $2,500,000 Note Receivable, with a net balance of $350,000 payable to the Company over five years at a rate of 7% per annum, with payments commencing January 1997.

         On February 28, 1996, the Company engaged Resource Holdings as a financial advisor until December 31, 1997. As compensation for such engagement, the Company granted Resource Holdings a five-year option to purchase 500,000 shares of Common Stock at an exercise price of $2.00 per share and agreed to pay a retainer of $10,000 per month for at least one year.

         During  1996,  the  Company  has  performed   renovation  services  for
Watermark. As of December 31, 1996, the company had a receivable of $492,824 from Watermark, which was collected in full during the first quarter of 1997.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

     EXHIBITS

        Exhibit
        NUMBER                                        EXHIBITS

           3.1 Certificate of Incorporation, as amended, of Light Savers U.S.A., Inc. (Incorporated by reference to Exhibits 3.1-3.3 to the Company's Current Report on Form 8-K dated January 24, 1997.
           3.2          By-laws of the Company  (Incorporated  by  reference  to
                        Exhibit 3.4 to the Company's Registration Statement on Form SB-2, No. 33-7094-NY).
           3.3 Restated Certificate of Incorporation, as amended, of Light Savers U.S.A., Inc., changing the Company's name to Hospitality Worldwide Services, Inc. (Incorporated by reference to exhibit to the Company's
           4.1 Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2, No. 33-7094-NY).
          10.1 Asset Purchase Agreement dated as of April 1, 1995, by and among AGF Interior Services Co., Watermark Investments Limited (Bahamas), Watermark Investments Limited (Delaware), HRB, the Company and Tova Schwartz (Incorporated by reference to the Company's Current Report on Form 8-K dated August 22, 1995).
          10.2 Divestiture, Settlement and Reorganization Agreement dated as of February 26, 1996, by and among the Company, HRB, Watermark Investments Limited (Bahamas), Watermark Investments Limited (Delaware), AGF Interior Services Co., Tova Schwartz, Alan G. Friedberg and Guillermo Montero (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB for the year ended December 31, 1995).
          10.3 Memorandum Agreement dated April 12, 1996, by and between the Company and Watermark (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB for the year ended December 31, 1995).
          10.4 Bill of Sale and Assumption Agreement dated February 26, 1996, by and between the Company and Tova Schwartz (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB for the year ended December 31,
                        1995).
          10.5 Registration Rights Agreement dated as of February 26, 1996, by and among the Company, Watermark and Tova Schwartz (Incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB for the year ended December 31, 1995).
          10.6 Consulting Agreement dated February 28, 1996, by and between to Company and Resource Holdings Associates (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-KSB for the year ended December 31,
                        1995).
          10.7 Employment Agreement dated April 1, 1996, by and between the Company and Howard G. Anders (Incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the year ended December 31, 1995).

          10.8          1996 Stock  Option Plan  (Incorporated  by  reference to
                        Exhibit 4(a) to the Company's  Registration Statement on
                        Form  S-8  filed  on  February   12,   1997,   File  No.
                        333-21689).
          10.9          Form of Option Agreement for the 1996 Plan (Incorporated
                        by   reference   to  Exhibit   4(b)  to  the   Company's
                        Registration Statement on Form S-8 filed on February 12,
                        1997, File No. 333-21689).
          10.10         Form of Stock Agreement for the Outside  Directors' Plan
                        (Incorporated  by  reference  to  Exhibit  4(c)  to  the
                        Company's  Registration  Statement  on Form S-8 filed on
                        February 12, 1997, File No. 333-21689).
          10.11         Form of Option  Granted  to  Officers  (Incorporated  by
                        reference to Exhibit 4(d) to the Company's  Registration
                        Statement  on Form S-8 filed on February  12, 1997, File
                        No. 333-21689).
          10.13         Agreement  and plan of  Merger  dated as of  January  9,
                        1997,  by  and  among  Leonard   Parker   Company,   LPC
                        Acquisition  Corp.,  and the  Company  (incorporated  by
                        reference to Exhibit 2.1 of the Company's Current Report
                        on Form 8-K filed January 24, 1997).
          16            Letter  from  Arthur  Andersen  LLP dated March 19, 1996
                        (Incorporated by reference to Exhibit 1 to the Company's
                        Current Report on Form 8-K/A filed March 25, 1996).
        * 21            Subsidiaries of the Company.
        * 27            Financial Data Schedule

--------------------------
            *Filed herewith.

(b)    Reports on Form 8-K

         On October 8, 1996 the Registrant filed with the New York Department of State Amendment to its Certificate of Incorporation to, among other things, effect a change in its name from Light Savers U.S.A., Inc. to Hospitality Worldwide Services, Inc. The Registrant's shareholders approved such an amendment to the Registrant's Certificate of Incorporation at the Registrant's annual meeting of shareholders on September 26, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HOSPITALITY WORLDWIDE SERVICES, INC.


Dated: March 31, 1997                    By: /S/ ROBERT A. BERMAN
                                             ---------------------------------
                                         Robert A. Berman, President, Chief
                                         Executive Officer, (principal executive
                                         officer) and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            SIGNATURE                                           TITLE                                  DATE
            ---------                                           -----                                  ----

 /S/  LEONARD F. PARKER                        Chairman of the Board and                   March 31, 1997
 ---------------------------------             Director
      Leonard F. Parker


 /S/  ROBERT A. BERMAN                         President, Chief Executive Officer          March 31, 1997
 ---------------------------------             (principal executive officer) and
      Robert A. Berman                         Director

 /S/  HOWARD G. ANDERS                         Executive Vice President, Chief             March 31, 1997
 ---------------------------------             Financial Officer, (principal
      Howard G. Anders                         financial officer, principal
                                               accounting officer) and secretary

 /S/  SCOTT A. KANIEWSKI                       Director                                    March 31, 1997
 ---------------------------------
      Scott A. Kaniewski

 /S/  LOUIS K. ADLER                           Director                                    March 31, 1997
 ---------------------------------
      Louis K. Adler

 /S/  GEORGE ASCH                              Director                                    March 31, 1997
 ---------------------------------
      George Asch

 /S/  RICHARD A. BARTLETT                      Director                                    March 31, 1997
 ---------------------------------
      Richard A. Bartlett

 /S/  DOUGLAS PARKER                           President-Purchasing Division,              March 31, 1997
 ---------------------------------
      Douglas Parker                           Leonard Parker Company and
                                               Director

 /S/ ALAN G. FRIEDBERG                         President-Renovation Division               March 31, 1997
 ---------------------------------             and Director
     Alan G. Friedberg

ITEM 7. FINANCIAL STATEMENTS


                          Index to Financial Statements


                                                                        Page No.
                                                                        --------

HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARY


REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     CONSOLIDATED FINANCIAL STATEMENTS:
          Balance sheet                                                   F-3
          Statements of operations                                        F-4
          Statements of stockholders' equity                              F-5
          Statements of cash flows                                     F-6, F-7
          Notes to consolidated financial statements                   F-8-F-19

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Hospitality Worldwide Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Hospitality Worldwide Services, Inc. (formerly Light Savers U.S.A., Inc.) and subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hospitality Worldwide Services, Inc. and subsidiary as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                  /s/ BDO Seidman, LLP
                                                  --------------------
                                                  BDO Seidman, LLP


New York, New York
March 21, 1996

               HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                          YEAR ENDED DECEMBER 31, 1996

                                     ASSETS

CURRENT ASSETS:

Cash                                                                           $   276,191
Accounts receivable, net of allowance for
    doubtful acccounts of $50,000 (Notes 5, 8 and 10)                            3,134,841
Current portion of note receivable (Note 3)                                         70,000
Costs in excess of billings  (Note 6)                                            2,176,907
Prepaid and other current assets                                                   421,303
                                                                               ------------
                    Total current assets                                         6,079,242
                                                                               ------------

Property and equipment, less accumulated depreciation of $61,711 (Note 7)         142,877
Goodwill, less accumulated amortization of $549,970  (Note 3)                    6,049,669
Note receivable, less current portion  (Note 3)                                    280,000
Deferred taxes (Note 9)                                                             65,280
Other assets                                                                       133,022
                                                                               ------------
                     Total other assets                                          6,670,848
                                                                               ------------
                                                                                12,750,090
                                                                               ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

Loan payable - bank  (Note 8)                                                  $ 1,400,000
Accounts payable  (Note 5)                                                       1,175,068
Accrued and other liabilities                                                    1,897,389
Billings in excess of costs  (Note 6)                                              200,802
Income taxes payable                                                               297,860
                                                                               ------------
                    Total current liabilities                                    4,971,119
                                                                               ------------

STOCKHOLDERS'  EQUITY  (Notes 13, 14 and 15)
Preferred  stock,  $.01 par value
3,000,000 shares
      authorized, none issued and outstanding
Common stock, $.01 par value, 20,000,000 shares authorized,
       6,725,655 outstanding, 500,000 shares held in treasury                       72,257
Additional paid-in capital                                                       8,185,410
Treasury stock                                                                    (715,000)
Retained Earnings                                                                  236,304
                                                                               ------------
                    Total stockholders' equity                                   7,778,971
                                                                               ------------

                                                                               $12,750,090
                                                                               ------------

          See accompanying notes to consolidated financial statements.

               HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATMENTS OF OPERATIONS

                                                                           YEAR ENDED DECEMBER 31,

                                                                       1996                       1995
                                                                   ---------------------------------------

Net revenues  (Note 12)                                             $24,367,112                 4,980,291

Cost of revenues  (Notes 10 and 12)                                  18,289,924                 3,823,779

                                                                   ---------------------------------------
       Gross profit                                                   6,077,188                 1,156,512

Selling, general and administrative expenses                          3,218,520                 1,619,189

                                                                   ---------------------------------------
       Income (loss) from operations                                  2,858,668                  (462,677)

Other income (expense):

  Interest expense                                                      (26,101)                  (13,007)
  Interest income                                                         1,141                   120,257
                                                                   ---------------------------------------
    Total other income (expense)                                        (24,960)                  107,250
                                                                   ---------------------------------------

       Income (loss) before provision for income taxes                2,833,708                  (355,427)

Provision for income taxes  (Note 9)                                    926,325                    25,000

                                                                   ---------------------------------------

       Income (loss) from continuing operations                       1,907,383                  (380,427)
                                                                   ---------------------------------------

Discontinued operations:  (Note 4)

       Loss from discontinued operations                                (64,705)                 (336,736)

       Loss on disposal of discontinued operation,
           including provision of $46,000 for operating
           losses during the phase out period                                                    (398,806)

                                                                   ---------------------------------------
       Loss from discontinued operations                                (64,705)                 (735,542)
                                                                   ---------------------------------------
NET INCOME (LOSS)                                                   $ 1,842,678               $(1,115,969)
                                                                   ---------------------------------------

      Primary and fully diluted
      income (loss) per share
      from continuing operations                                    $         0.27            $    (0.07)
                                                                   ---------------------------------------
      Discontinued operations:
      Loss from operations                                                   (0.01)                (0.06)
      Loss on disposal                                                                             (0.07)
                                                                   ---------------------------------------
                                                                             (0.01)                (0.13)
                                                                   ---------------------------------------
      Net income (loss) per share                                   $         0.26            $    (0.20)
                                                                   ---------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES OUTSTANDING                            7,192,361                 5,653,052
                                                                   ---------------------------------------

See accompanying notes to consolidated financial statements.

               HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                             TREASURY
                                                   COMMON STOCK                 STOCK
                                              ------------------------------------------------
                                              NUMBER
                                                OF              PAR
                                              SHARES           VALUE            VALUE
                                              ------------------------------------------------
BALANCE, JANUARY 1, 1995                        4,625,655 $       46,257 $                -

Issuance of 2.5 million shares in
     connection with acquisition (note 3)       2,500,000         25,000                  -

Sale of available-for-sale securities                   -              -                  -

Net loss
                                              -------------------------------------------------
BALANCE, DECEMBER 31, 1995                      7,125,655         71,257                  -

Purchase of treasury stock                     (1,000,000)              -        (1,152,500)

Sale of treasury stock                            500,000               -           437,500

Stock issued in settlement of
     service agreements                            75,000            750                  -

Stock options issued for services

Exercise of stock options and warrants             25,000            250

Net income                                                -             -                 -
                                              ------------------------------------------------
BALANCE, DECEMBER 31, 1996                      6,725,655 $       72,257 $         (715,000)
                                              ------------------------------------------------

                                                                 UNREALIZED
                                              -----------------------------------------------------------------------
                                               ADDITIONAL         LOSS ON          RETAINED              TOTAL
                                                PAID IN          MARKETABLE        EARNINGS          STOCKHOLDERS'
                                                CAPITAL         SECURITIES         (DEFICIT)            EQUITY
                                              -----------------------------------------------------------------------
BALANCE, JANUARY 1, 1995                           4,590,285     $   (52,938)     $     (490,405)    $     4,093,199

Issuance of 2.5 million shares in
     connection with acquisition (note 3)          3,275,000                                   -           3,300,000

Sale of available-for-sale securities                      -          52,938                   -              52,938

Net loss                                                                              (1,115,969)         (1,115,969)

                                              -----------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                         7,865,285               -          (1,606,374)          6,330,168

Purchase of treasury stock                                 -                                   -          (1,152,500)

Sale of treasury stock                                62,500                                   -             500,000

Stock issued in settlement of
     service agreements                              149,250                                   -             150,000

Stock options issued for services                     44,000                                                  44,000

Exercise of stock options and warrants                64,375                                                  64,625

Net income                                                 -                          1,842,678            1,842,678
                                              -----------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                         8,185,410     $         -      $      236,304 $         7,778,971
                                              -----------------------------------------------------------------------

See accompanying  notes to consolidated financial statements.

               HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,

                                                                                   1996                    1995
                                                                              -------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                            $ 1,842,678          $   (1,115,969)
  Adjustments to reconcile net income (loss) to net cash
    used for operating activities:
    Depreciation and amortization                                                  404,114                 178,801
    Provision for losses on accounts receivable                                          -                 125,366
    Loss on disposal of discontinued operations                                          -                 398,806
    Realized loss on sale of securities                                                  -                  52,938
    Stock options issued for services                                               44,000                       -
    Deferred income taxes                                                          (65,280)                      -
    (Increase) decrease in current assets:
      Accounts receivable                                                       (1,548,005)               (539,439)
      Current assets of discontinued operations                                    145,317                (145,317)
      Costs in excess of billings                                               (2,047,173)               (129,734)
      Prepaid and other current assets                                            (290,632)                182,029
    Increase (decrease) in current liabilities:
      Accounts payable                                                             134,481                 495,158
      Accrued and other liabilities                                                862,204                 360,172
      Billings in excess of costs                                                 (419,772)               (640,175)
      Accrued loss on disposal of discontinued operations                         (398,806)                      -
      Income taxes payable                                                         297,860                       -
      Increase in other assets                                                     (81,014)                 (9,632)
                                                                              -------------------------------------

NET CASH USED FOR OPERATING ACTIVITIES                                         $(1,120,028)               (786,996)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                                   -               3,047,243
     (Purchase) sale of short term marketable securities                           715,000                (715,000)
     Cash acquired in connection with aquisition                                         -                 125,966
     Purchase of property and equipment                                            (65,682)                (40,819)
                                                                              -------------------------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                          649,318               2,417,390

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings on loan payable - bank                            $ 1,400,000                 455,926
    Repayment of loan payable - bank                                              (455,926)                      -
    Purchase of  treasury stock                                                 (1,152,500)                      -
    Proceeds from sale of treasury stock                                           500,000                       -
    Note receivable                                                                      -             $(2,574,521)
    Proceeds from issuance of common stock                                          64,625                          -
                                                                              -------------------------------------
NET CASH PROVIDED BY (USED) FOR FINANCING ACTIVITIES                               356,199              (2,118,595)
                                                                              -------------------------------------

NET DECREASE  IN CASH                                                             (114,511)               (488,201)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                               390,702                 878,903
                                                                              -------------------------------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                                 $   276,191             $   390,702
                                                                              -------------------------------------


          See accompanying notes to consolidated financial statements.

               HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              YEAR ENDED DECEMBER 31,
                                                          1996                    1995
                                                          -----------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the period for:
     Interest                                            $  26,101    $    12,486
     Income taxes                                          696,324              -

NON-CASH TRANSATIONS:

Fair value (including goodwill) of net assets acquired   $       -      5,450,000
Stock issued for assets aquired                                  -    $(3,300,000)
Note payable for assets aquired                                  -     (2,150,000)

Issuance of Stock for repayment of debt                  $ 150,000    $         -
Repayment of debt from issuance of stock                  (150,000)             -


See accompanying notes to consolidated financial statements.

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND
      BASIS OF PRESENTATION

         Hospitality Worldwide Services, Inc., formerly known as Light Savers U.S.A., Inc. (the "Company") was incorporated in the State of New York on October 10, 1991. On August 1, 1995 the Company acquired substantially all of the assets and business, and assumed certain liabilities, of AGF Interior Services, Inc. (d/b/a Hospitality Restorations and Builders), through its newly formed subsidiary corporation, Hospitality Restorations and Builders, Inc. ("HRB") (see Note 3 - Acquisition of Business). HRB provides interior and exterior cosmetic renovations and maintenance for leading hotel and hospitality customers nationwide. The acquisition was accounted for as a purchase with the results of HRB included from the acquisition date.

         The Company previously manufactured and designed decorative, energy efficient lighting fixtures and related products. Sales were mainly to hotels in the New York metropolitan area. In December 1995, the Company determined to focus its resources on its hospitality and restoration business and discontinue its lighting business.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, HRB. All significant intercompany balances and transactions have been eliminated.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ESTIMATES

         The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION
 CONSTRUCTION CONTRACTS

         The Company recognizes revenues and earnings on contracts using the percentage of completion method, based primarily on contract costs incurred to date compared to total estimated contract costs.

         To the extent contracts extend over one year, revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known. Assets and liabilities related to contracts are included in current assets and current liabilities in the accompanying consolidated balance sheet, as they will be liquidated in the normal course of contract completion, although this may require more than one year.

         Revenues on short-term contracts are recognized based on the completed contract method, results of which are not materially different than the percentage of completion method for such contracts.

         At the time a loss on a contract becomes known, the amount of the estimated ultimate loss on both short and long-term contracts is accrued.

         Claims (cost recoveries from construction projects) are recorded when realization is probable and the amount can be reliably estimated.

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PROPERTY AND EQUIPMENT

         Property and equipment is recorded at cost and shown net of depreciation. The Company provides for depreciation using the straight-line method over estimated useful lives (generally 3-7 years) for financial reporting purposes, and the accelerated method for income tax reporting purposes.

GOODWILL

         Goodwill is amortized on a straight-line basis over its estimated useful life of 17 years. The Company periodically evaluates goodwill based upon the expected undiscounted cash flow from the acquired business.

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

         Primary and fully diluted earnings (loss) per share of common stock was computed by dividing the earnings (loss) by the weighted average number of common shares and common stock equivalents outstanding during the period.

INCOME TAXES

         The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities, if any, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

LONG-LIVED ASSETS

         In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of'", which requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This standard is effective for fiscal years that begin after December 15, 1995. The Company's adoption of this pronouncement on January 1, 1996 did not have a material impact on the Company's consolidated financial statements.

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of financial instruments including cash and cash equivalents, accounts receivable, loan payable - bank and accounts payable approximate fair value due to the relatively short maturities of these instruments. Due to the nature of the transaction and the relationship of the parties involved, it is not practical to determine the fair value of the note receivable.

STOCK OPTIONS

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No.123), "Accounting for Stock-Based Compensation", allows a choice of either the intrinsic value method or the fair value method of accounting for employee stock options. The Company has chosen to continue the use of the intrinsic value method. Expenses related to stock options issued to nonemployees are accounted for using the fair value at the date of grant as required by SFAS No. 123.

PRESENTATION OF PRIOR YEAR DATA

         Certain reclassifications have been made to conform prior year data with the current presentation.

3.    ACQUISITION OF
      BUSINESS

         On August 1, 1995, the Company acquired substantially all of the assets and business and assumed certain liabilities of AGF Interior Services Co. (d/b/a Hospitality Restoration and Builders) ("AGF") through its newly formed subsidiary corporation, HRB. HRB provides interior and exterior cosmetic renovations and maintenance for leading hotel and hospitality customers nationwide.

         The aggregate consideration for the acquisition pursuant to the Asset Purchase Agreement which was dated August 1, 1995, subject to final determination subsequent to that date, was $5,450,000. As finally determined, the purchase price consists of a $2,150,000 promissory note payable to AGF over five years, bearing interest at 8% per annum and 2,500,000 shares of the Company's common stock, delivered to AGF and issued in the name of AGF's sole stockholder, Watermark Investments Ltd. ("Watermark"). The acquisition resulted in goodwill of approximately $6,600,000, which is being amortized on a straight-line basis over its estimated useful life of 17 years. The acquisition was accounted for as a purchase with the results of HRB included in the consolidated financial statements from the acquisition date.

         On May 23, 1995, the Company loaned AGF $2,500,000, secured by a promissory note ("Note Receivable"), payable over five years and bearing interest at 8% per annum. On April 12, 1996, the Company and Watermark agreed to offset the $2,150,000 note payable and the $2,500,000 note receivable, with a net balance of $350,000 receivable in 60 equal monthly installments at 7% per annum with payments commencing January 1997.

         The following pro forma consolidated financial information has been prepared to reflect the acquisition of the assets and business of AGF. The pro forma financial information is based on the historical financial statements of the Company and AGF, and should be read in conjunction with the accompanying footnotes. The accompanying pro forma operating statements are presented as if the transaction occurred January, 1, 1995. The pro forma financial information is unaudited and is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transaction had been completed as of January 1, 1995, and neither is it necessarily indicative of the results of operations for future periods.

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        YEAR ENDED DECEMBER 31                           1995
        ----------------------                           ----
                                                       (unaudited)

        Net sales                                      $7,159,035

        Loss from continuing operations                (1,225,475)

        Net loss                                       (1,961,017)

        Loss per share from continuing
        operations                                           (.18)

        NET LOSS PER SHARE                                   (.28)


         The above unaudited pro forma statements have been adjusted to reflect the amortization of goodwill, as generated by the acquisition, over a 17-year period, interest income on the $350,000 note receivable, elimination of the interest income on the $2,500,000 funds used in connection with the acquisition and the 2,500,000 shares issued as consideration in the transaction. The impact of outstanding stock options was not included in the calculation of net loss per share since the effect would be antidilutive.

4.     DISCONTINUED OPERATIONS

         In December 1995, the Company determined to focus its resources on its hospitality and restoration business and discontinue its lighting business. On February 26, 1996, the Company entered into a divestiture agreement with its former President. In accordance with the agreement, the Company disposed of the lighting business, together with its accounts receivable, inventory and fixed assets to the former President, who also assumed certain liabilities. Additionally, in accordance with the agreement, the following occurred: (i) the Company repurchased 500,000 shares of common stock from the former President for $250,000 with a market value of $437,500; (ii) the Company retained the former President as a consultant for a three year period at an annual salary of $100,000, (iii) the former President granted to the Company the option to purchase an additional 1,000,000 shares of common stock over a two year period at a 33% discount from the average trading price for the prior 20 trading days, but not below certain minimum set prices. The agreement also provides that the former President has the ability to request the Company to purchase the relevant optioned shares at a 50% discount to market. If the Company does not purchase the relevant optioned shares, the option will be canceled with respect to such shares. In 1995 the Company incurred a loss on disposal of discounted operations of $398,806, which primarily includes the present value of the consulting fees payable to the former President and a provision of $46,000 for operating losses during the phase out period. Revenues of the lighting business segment for 1995 was $530,000. In 1996, the Company incurred additional losses from discontinued operations of $64,705.

5.    ACCOUNTS RECEIVABLE/ACCOUNTS PAYABLE

         Accounts  receivable  include  retainages   amounting  to  $585,149  on
contracts which are collectible upon the acceptance by the owner, and are anticipated to be collected in their entirety in 1997.

         The Company withholds a portion of payments due subcontractors as retainages ($181,528 at December 31, 1996). The subcontractor balances are paid when the Company collects its retainages receivable.

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

         Billings on uncompleted contracts in excess of costs and estimated earnings represent deferred revenue and consist of:

        DECEMBER 31, 1996
--------------------------------------------------------------------------------

        Costs incurred on uncompleted contracts                  $  19,962,133

        Estimated earnings                                           7,027,729

        Billings to date                                         $ (25,013,757)
--------------------------------------------------------------------------------

        Costs on uncompleted contracts in excess of billings
        and estimated earnings                                   $   1,976,105
--------------------------------------------------------------------------------

        Included in the accompanying consolidated balance sheet under the following captions:

        Costs and estimated earnings in excess of
        billings on uncompleted contracts                        $  2,176,907

        Billings in excess of costs and estimated
        earnings on uncompleted contracts                        $   (200,802)
--------------------------------------------------------------------------------

                                                                 $  1,976,105
================================================================================

7.      PROPERTY AND EQUIPMENT

      Major classes of property and equipment consist of the following:

      DECEMBER 31, 1996
--------------------------------------------------------------------------------

      Furniture and fixtures                                     $   52,048
      Office equipment                                              134,153
      Leasehold improvements                                         18,387
--------------------------------------------------------------------------------
                                                                   204,588
      Less: Accumulated depreciation                               (61,711)
--------------------------------------------------------------------------------
                                                                 $ 142,877
--------------------------------------------------------------------------------

8.    LOAN PAYABLE - BANK

         In 1996, the Company secured a line of credit ("line") with Marine Midland Bank of New York. The line provides for borrowings up to $2 million, with interest at prime +1/2% (8.75% at December 31, 1996) and is collateralized by all Company assets. At December 31, 1996 the Company had an outstanding balance of $1.4 million on the line.

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

================================================================================


9.      PROVISION FOR INCOME TAXES

      Provision for income taxes consists of the following:
                                                    Year ended December 31,
                                                    -----------------------
                                                    1996             1995
--------------------------------------------------------------------------------
      Current:
            Federal                             $  490,369      $  25,000
            State                                  370,676             -

      Deferred:
--------------------------------------------------------------------------------
            Federal                                 65,280             -
            State                                        -             -
                                                $  926,325     $  25,000
================================================================================

         The following is a reconciliation of the Company's income taxes based on the statutory rate and the actual provision for income taxes: 1996 1995

Statutory Federal income tax @ 34%              $  963,460     $(120,845)

Increase (decrease) resulting from:

Reduction of valuation allowance                  (339,120)            -

State and local taxes, net of Federal tax benefit  239,027        16,500

Non deductible goodwill amortization and expenses   56,861        28,000

Increase in valuation allowance                          -       101,345

Other                                                6,097             -
================================================================================
Provision for income taxes                      $  926,325     $  25,000
================================================================================

         The deferred tax asset represents expenses accrued for financial reporting purposes not deductible for tax purposes in 1995. Due to the Company's profitability in 1996, and an assessment that operations will continue to generate taxable income, the deferred tax asset is recognized in the current year.

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The primary tax effects of the temporary differences which give rise to the Company's net deferred tax asset at December 31, 1995 and 1996 are as follows:

    DECEMBER 31,                                    1996               1995
    ----------------------------------------------------------------------------

    Accrued liabilities                        $  87,280           $ 169,000

    Goodwill amortization                       (22,000)              (6,000)

    Net operating loss carryforwards                  -              176,120

    Valuation allowance                               -             (339,120)
                                               ---------------------------------
                                                 65,280                    0
                                               ---------------------------------

10.      RELATED PARTY TRANSACTIONS

         The Company hired Interstate Interior Services ("Interstate") as a subcontractor on certain of its projects. The President of Interstate is the sister of one of the Company's officers. During 1996 and from August 1, 1995, the date of the Acquisition, to December 31, 1995, the Company paid fees of $172,786 and $712,137, respectively, to Interstate.

         During 1996, the Company performed renovation services for Watermark, the Company's major shareholder. As of December 31, 1996, the Company had a receivable of $492,824 from Watertone, which was collected in full during the first quarter of 1997.

11.      COMMITMENTS

         (A)    LEASE COMMITMENTS

         The Company leases office space in New York, California and Florida which expire at various dates through 2007.

The aggregate future minimum lease payments due under operating leases are as follows:

        DECEMBER 31
--------------------------------------------------------------------------------
        1997                           $       158,404
        1998                                  285,174
        1999                                  242,020
        2000                                  212,318
        2001                                  212,318
        Thereafter                          1,121,931
--------------------------------------------------------------------------------
                                       $    2,232,165
================================================================================

      Rent expense for 1996 and 1995 was $120,534 and $88,000, respectively.

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (B)   EMPLOYMENT AGREEMENTS

         The Company has two three-year employment agreements and one two year employment agreement with management personnel which call for aggregate annual compensation of $565,000, one expiring on April 1998 and two expiring on February 1999.

12.     MAJOR CUSTOMERS AND  SUBCONTRACTOR

         Most of the Company's customers are in the hospitality industry with a few of them accounting for a substantial portion of annual revenues. As a result, the trade accounts receivable and costs in excess of billings subjects the Company to concentration of credit risk. As of December 31, 1996, two customers accounted for approximately 80% and 65% of accounts receivable and costs in excess of billings, respectively.

         The two largest customers of the Company for the year ended December 31, 1996 accounted for were 49% and 31% of net revenues, and the four largest customers for the year ended December 31, 1995 accounted for 23%, 19%, 18%, and 14% of net revenues.

         During 1996, 35% of the Company's cost of revenues were cost charged by one subcontractor.

13.     STOCKHOLDERS' EQUITY

         On January 26, 1994, the Company completed its initial public offering ("IPO") of 1,437,500 shares of common stock at a price of $3.00 per share less and underwriter's discount of 10%. This included an additional 187,500 shares purchased by the underwriter on an over-allotment option grant, which was exercised simultaneously with the completion of the offering. Proceeds of the IPO, net of commissions of $431,250 and other related expenses of $486,958 (of which $265,016 was recorded in 1993 as deferred costs), were $3,394,292.

         The underwriter received warrants to purchase 125,000 shares exercisable at $3.60 per share for a period of four years commencing one year from the effective date of the IPO. Additionally, the Company reimbursed the underwriter on a non-accountable basis for its expense in the amount of 3% of the gross proceeds of the IPO. Upon the closing of the IPO, the Company entered into a three-year financial consulting agreement with the underwriter pursuant to which the underwriter shall receive a consulting fee of $27,333 per year from the effective date. The total three-year fee of $82,000 was prepaid on the closing date of the IPO. During 1996, 12,500 warrants were exercised.

         In March, 1996 in accordance with the divestiture agreement between the Company and its former President, the Company repurchased 500,000 shares of Common Stock for $250,000 with a market value of $437,500.

         In April 1996, the Company consummated a private placement of the 500,000 shares of Common Stock for aggregate gross proceeds of $500,000.

         In September 1996, the Company issued 75,000 shares to two former consultants to the discontinued lighting business in settlement of the unexpired portion of their service agreements.

         In October 1996, in accordance with the divestiture agreement between the Company and its former President, the Company repurchased an additional 500,000 shares of Common Stock for $715,000.

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On February 28, 1996, the Company engaged a financial advisor until December 31, 1997. As compensation for such engagement, the Company granted the financial advisor a five-year option to purchase 500,000 shares of common stock at an exercise price of $2.00 per share and agreed to pay a retainer of $10,000 per month for at least one year.

         On January 15, 1997, the financial advisor exercised 200,000 options resulting in $400,000 of additional capital to the Company.

14.  STOCK OPTION PLAN

         At December 31, 1996, the Company has three stock option plans, which are described below. As permitted by Statement of Financial Accounting Standards No. 123, the Company applies APB Option 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the plans. Under APB Option 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

         During 1994, the Company's Board of Directors adopted a non-statutory stock option plan for purposes of issuance of shares of the Company's common stock to certain key employees or consultants. With respect thereto, options to purchase 85,000 shares at $1.275 per share have been granted and are currently exercisable. Of the options, 75,000 expire in four years and 10,000 expire in two years. The stock option plan was retired, and there are no shares available for grant. Additionally, during 1995 the Company granted 75,000 options at $1.275 per share which are currently exercisable and expire in four years.

         On September 26, 1996, the Company's Board of Directors adopted the 1996 Stock Option Plan (the "Plan") for the purpose of providing incentive to the officers and employees of the Company who are primarily responsible for the management and growth of the Company. Each option granted pursuant to the Plan shall be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option". The Company has granted 924,000 shares under the Plan at a grant price of $2.75 per share, of which 2,500 shares have been exercised, and 462,000 are currently exercisable. The term for each option granted is determined by the Stock Option Committee, which is composed of two or more members of the Board of Directors, provided the maximum length of the term of each option granted will be as more than ten years. At December 31, 1996, 776,000 shares were available for grant.

         On September 26, 1996, the Company's Board of Directors adopted, and the shareholders approved, the 1996 Outside Directors Stock Option Plan (the "Outside Directors' Plan") for purpose of securing for the Company and its shareholder the benefits arising from stock ownership by its outside directors. Subject to shareholder approval, each outside director who becomes an outside director after March 1, 1996 shall receive the grant of an option to purchase 15,000 shares of Common Stock. To the extent that shares of common stock remain available for the grant of options under the Outside Directors Plan on April 1 of each year, beginning on April 1, 1997, each outside director shall be granted an option to purchase 10,000 shares of common stock. Options granted under the Outside Directors Plan shall be exercisable in three equal installments beginning on the first anniversary of the grant date. The Company has granted options to purchase 60,000 shares under the Outside Directors Plan at a grant price of $2.75 per share, of which none are currently exercisable. Of the options, 20,000 are exercisable in even increments each of the next three years.

         FASB Statement 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value-based method prescribed in

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: no dividends paid for all years; expected volatility of 40%; risk-free interest rates of 6.41%; and expected lives of 2 years.

         Under the accounting provisions of FASB Statements 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                              1996               1995
                                             ------             ------
 Net income (in thousands)
    As reported                             $ 1,843            $ (1,116)
    Pro forma                               $ 1,583            $ (1,182)

Primary earnings per share
    As reported                             $  0.26            $ (0.20)
    Pro forma                               $  0.22            $ (0.21)

         The following table contains information on stock options for the three year period ended December 31, 1996.

                                               Exercise           Weighted
                                    Option     price range           average
                                    shares     per share    exercised price
--------------------------------------------------------------------------------
Outstanding, January 1, 1994             -           -               -
Granted                             85,000      $1.275          $1.275
Exercised                                -           -               -
Canceled                                 -           -               -
--------------------------------------------------------------------------------
Outstanding, December 31, 1994      85,000      $1.275          $1.275
Granted                             75,000      $1.275          $1.275
Exercised                                -           -               -
Canceled                                 -           -               -
--------------------------------------------------------------------------------
Outstanding, December 31, 1995     160,000      $1.275          $1.275
Granted                          1,484,000    $2.00 to $2.75     $2.50
Exercised                           (2,50)       $2.75           $2.75
Canceled                                -            -               -
--------------------------------------------------------------------------------
Outstanding, December 31, 1996  1,641,500     $1.275 to $2.75    $2.38
Exercisable at year-end
      1994                         85,000             $1.275   $1.275
      1995                        120,000             $1.275   $1.275
      1996                      1,120,000     $2.00 to $2.75    $2.21

                                                 1996 Stock       1996 Outside
                                  1994 Plan      Option Plan      Directors Plan
                                  ---------      -----------      --------------
Available for future grants
      1994                              -                  -         -
      1996                              -            776,000         *

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                 Exercised price     Exercised price     Total
                                 less than market    equal to market    options
                                 ----------------    ---------------    -------

Weighted-average fair value of:
      Options granted in 1995                 -           $0.60          $0.60
      Options granted in 1996                 -           $0.82          $0.82


The following table summarizes information about stock options outstanding at December 31, 1996.

    Range of exercise prices:                      $1.275-$2.75
    Outstanding Options
          Number outstanding
               at December 31, 1996                 1,641,500
          Weighted-average remaining
               contractual life (years)                  4.30
          Weighted-average exercise price               $2.38

    Exercisable options
          Number outstanding
               at December 31, 1996                 1,120,000
          Weighted-average exercise price               $2.21

*The plan does not state a maximum number of shares available for grant.

15.   SUBSEQUENT EVENT

A.  ACQUISITION

         On January 10, 1997, the Company acquired the Leonard Parker Company and affiliates, ("LPC"), a leading purchasing company for the hospitality industry that acts as an agent for the purchase of goods and services for its customers which include major hotel and management companies worldwide. The purchase price of approximately $12,000,000 consisted of 1,250,000 newly issued Common Stock of the Company and $5 million par value of newly issued 6% convertible preferred stock of the Company, convertible into 1,000,000 shares of common stock not earlier that January 1, 1998.

         This acquisition will be accounted for using the purchase method of accounting. Based on a preliminary valuation, the acquisition will result in goodwill of approximately $12,000,000. The pro forma financial information is based on the historical financial statements of the Company and LPC, and should be read in conjunction with the accompanying footnotes. The following table presents, on a pro forma basis, a condensed consolidated balance sheet at December 31, 1996, giving effect to the acquisition as if it had occurred on that date.

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                        Pro Forma
                                                      December 31,
   (Unaudited)                                               1996
   -----------------------------------------------------------------------------
   Current assets                                     $13,763,000
   Net property, plant and equipment                    1,129,000
   Goodwill - net                                      18,050,000
   Other assets                                           573,000
                                                      ------------
                                                      $33,515,000
                                                      ------------

   Current liabilities                                $13,667,000
   Long-term debt                                         109,000

   Stockholder's equity                                19,739,000
                                                      ------------
                                                      $33,515,000
   -----------------------------------------------------------------------------

         The Company's consolidated statement of operations will not include the results of operations of LPC until the year 1997. The following pro forma results, are unaudited and are not necessarily indicative of what the actual results of operations of the Company would have been assuming the transaction had been completed as of January 1, 1995, and neither is it necessarily indicative of the results of operations for future periods.

 -----------------------------------------------------------------------------------
                                                                        Year Ended
                                                                       December 31,
 (Unaudited)                                              1996             1995
 -----------------------------------------------------------------------------------

 Net Sales                                               $83,013,000     $50,124,000
 Net income (loss) from continuing operations
 applicable to common shares                             $ 1,884,000     $  (692,000)
 Net income (loss) per share from continuing operations         0.23           (0.14)
 ------------------------------------------------------------------------------------

         The above unaudited pro forma results have been adjusted to reflect the amortization of goodwill as generated by the acquisition, over a 30 year period, LPC's officers compensation based on employment agreements entered into at the date of acquisition, dividends of 6% on preferred stock and additional income taxes on LPC's pro forma income.