Form 10QSB
period 1996-12-31
HOSPITALITY WORLDWIDE SERVICES INC
filed 1997-05-15
CIK 911434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:               MARCH 31, 1997
                               ----------------------------------------------

( )  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  ---------------------

Commission File Number:                        0-23054
                       --------------------------------------------------------

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                      (formerly Light Savers U.S.A., Inc.)
             (exact name of registrant as specified in its charter)

NEW YORK                                               11-3096379
--------                                               ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)
450 PARK AVENUE, SUITE 2603, NEW YORK, NY              10022
-----------------------------------------              -----
(Address of principle executive offices)             (Zip Code)

                                 (212) 223-0699
                                 --------------
              (Registrant's telephone number, including area code)


Check  whether  the issuer (1) has filed all reports to be filed by section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           (X) Yes   ( ) No

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

                       APPLICABLE ONLY TO CORPORATE ISSUER
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 8,305,989 as of May 13, 1997.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                PAGE NO.
                                                                --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1997
          and December 31, 1996                                       3

          Consolidated Statements of Operations for the three
          months ended March 31, 1997 and 1996                        4

          Consolidated Statement of Changes in Stockholders'
          Equity for the three months ended March 31, 1997            5

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 1997 and 1996                        6

          Notes to Consolidated Financial Statements                  7-8

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of                       9-10
          Operations

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                       11

Item 6.   Exhibits and Reports on Form 8-K                            11

Signatures                                                            12

              HOSPITALITY WORLDWIDE SERVICES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                     ASSETS



                                                                                                    March 31,         December 31,
                                                                                                     1997                1996
                                                                                                   ----------         ------------
CURRENT ASSETS:                                                                                    Unaudited

    Cash and cash equivalents                                                                    $       663          $       276
    Accounts receivable, less allowance for
         doubtful accounts of  $309 and $382                                                          11,746                3,135
    Current portion of note receivable                                                                    70                   70
    Costs in excess of billings                                                                        2,234                2,177
    Advances to vendors                                                                                  744                   --
    Prepaid and other current assets                                                                     687                  421
                                                                                                 -----------          -----------
                         Total current assets                                                         16,144                6,079
                                                                                                 -----------          -----------

    Property and equipment, less accumulated depreciation
         of $73 and $62                                                                                1,274                  143
    Notes receivable                                                                                     280                  280
    Goodwill, less accumulated amortization of $747 and $550                                          17,941                6,050
    Deferred taxes                                                                                        65                   65
    Other assets                                                                                         242                  133
                                                                                                 -----------          -----------
                          Total other assets                                                          19,802                6,671
                                                                                                 -----------          -----------
                                                                                                 $    35,946          $    12,750
                                                                                                 ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                  March 31,         December 31,
                                                                                                   1997                1996
                                                                                                 ----------         ------------
CURRENT LIABILITIES:                                                                              Unaudited

    Loan Payable - Bank                                                                          $     2,100          $     1,400
    Current portion of notes payable and capital lease obligations                                        70                   --
    Accounts payable                                                                                   6,200                1,175
    Accrued and other liabilities                                                                      2,393                1,897
    Billings in excess of costs                                                                          524                  201
    Customer deposits                                                                                  3,351                   --
    Income taxes payable                                                                                 346                  298
                                                                                                 -----------          -----------
                         Total current liabilities                                                    14,984                4,971
                                                                                                 -----------          -----------

    Notes payable and capital lease obligations, net of current portion                                  151                   --
                                                                                                 -----------          -----------
                                                                                                      15,135                4,971
                                                                                                 -----------          -----------
STOCKHOLDERS' EQUITY
    6% Convertible preferred stock,  no par value, 3,000,000
          shares authorized, 200,000 issued and outstanding                                            5,000                   --
    Common stock, $.01 par value, 20,000,000 shares authorized,
          8,305,989 outstanding, 500,000 shares held in treasury                                          88                   72
    Additional paid-in capital                                                                        15,885                8,186
    Treasury stock                                                                                      (715)                (715)
    Foreign currency adjustment                                                                           (5)                  --
    Retained earnings                                                                                    558                  236
                                                                                                 -----------          -----------
                         Total stockholders' equity                                                   20,811                7,779
                                                                                                 -----------          -----------
                                                                                                 $    35,946          $    12,750
                                                                                                 ===========          ===========



         The accompanying notes are an integral part of these statements

            HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED




                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          1997                1996
                                                                       ----------         ----------

Net revenues                                                           $    18,196          $   1,993
                                                                       ------------         ---------

Cost of revenues                                                            14,737              1,677
Selling, general and administrative expenses                                 2,644                440
                                                                       ------------         ---------
                                                                            17,381              2,117
                                                                       ------------         ---------
   Income (loss) from operations                                               815              (124)
                                                                       ------------         ---------

Other income (expense):
  Interest income                                                                6                  3
  Interest expense                                                             (35)                --
                                                                       ------------         ---------
                                                                               (29)                 3
                                                                       ------------         ---------

   Income before provision for income taxes                                    786              (121)

Provision for income taxes                                                     389                 --

                                                                       ------------        ----------
Net income (loss)                                                              397              (121)

Preferred dividends                                                             75                 --

                                                                       ------------        ----------
Net income (loss) applicable to common shareholders                    $       322         $    (121)
                                                                       ============        ==========

Net income (loss) per share                                            $      0.04         $   (0.02)
                                                                       ============        ==========


WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                                               9,031             6,950
                                                                       ============        ==========



         The accompanying notes are an integral part of these statements

               HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                 (IN THOUSANDS)
                                    UNAUDITED



                                                                      TREASURY
                             PREFERRED STOCK         COMMON STOCK       STOCK
                             -------------------------------------------------
                                                                                             FOREIGN
                                                                                 ADDT'L      CURRENCY                   TOTAL
                                                                                 PAID IN    TRANSLATION   RETAINED   STOCKHOLDERS'
                             SHARES     VALUE      SHARES     VALUE     VALUE    CAPITAL     ADJUSTMENT   EARNINGS      EQUITY
                             ------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1997      --         --        6,726        $72      $(715)   $  8,186       --      $    236   $  7,779

Exercise of stock
options and warrants          --         --          330          3       --           742       --          --          745

Stock issued in connection
with acquisition               200     $5,000      1,250         13       --         6,941       --          --       11,954

Foreign currency translation  --         --         --         --         --          --     $     (5)       --           (5)

Stock options issued for
services                      --         --         --         --         --            16       --          --           16

Net Income                    --         --         --         --         --          --         --           322        322
                             ------------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 1997        200     $5,000      8,306        $88      $(715)   $ 15,885   $     (5)   $    558   $ 20,811
                             ======================================================================================================



         The accompanying notes are an integral part of these statements

            HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED


                                                                                               Three months ended
                                                                                                    March 31,
                                                                                         1997                   1996
                                                                                   -----------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                      $   322              $  (121)
  Adjustments to reconcile net income (loss) to net cash
    used for operating activities:
        Depreciation and amortization                                                        263                  127
        Provision for losses on accounts receivable                                           10                 (101)
        Write off of accounts receivable                                                     (83)                --
    Changes in operating assets and liabilities, exclusive of
        impacts of purchase acquisition
    (Increase) decrease in current assets:
      Accounts receivable                                                                 (2,433)                 462
      Notes receivable                                                                      --                    (25)
      Current assets of discontinued operations                                             --                    145
      Costs in excess of billings                                                            (57)                  83
      Advances to vendors                                                                   (190)                  83
      Prepaid and other current assets                                                      (159)                --
    Increase (decrease) in current liabilities:
      Accounts payable                                                                       409                  104
      Accrued and other liabilities                                                          (32)                 (55)
      Billings in excess of costs                                                            323                 (351)
      Customer deposits                                                                       74                 --
      Accrued loss on disposal of discontinued operations                                   --                   (399)
      Income taxes payable                                                                    42                 --
      Increase in other assets                                                               (82)                   6
                                                                                         -------              -------

NET CASH USED FOR OPERATING ACTIVITIES                                                    (1,593)                 (42)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of marketable securities                                                            --                    715
   Costs related to business acquisition, net of acquired cash                               689                 --
   Purchase of property and equipment                                                       (211)                --
                                                                                         -------              -------


NET CASH PROVIDED BY  INVESTING ACTIVITIES                                                   478                  715

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of loan payable - bank                                                             700                 (456)
  Purchase of treasury stock                                                                --                   (437)
  Sale of treasury stock                                                                    --                    325
  Proceeds from borrowings on notes payable                                                   59                 --
  Repayment of notes payable and capital lease obligations                                   (13)                --
  Proceeds from issuance of stocks and warrants                                              762                 --
                                                                                         -------              -------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                       1,508                 (568)
                                                                                         -------              -------
  Effect of exchange rate changes on cash                                                     (5)                --
                                                                                         -------              -------
NET DECREASE  IN CASH                                                                        387                  105
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                                         276                  391
                                                                                         -------              -------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                                           $   663              $   496
                                                                                         =======              =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Income taxes                                                                         $   307              $  --
    Interest                                                                             $    35              $  --



         The accompanying notes are an integral part of these statements

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

NOTE 1:  CONSOLIDATION

The consolidated financial statements of Hospitality Worldwide Services, Inc. and Subsidiaries (the "Company") and related notes thereto as of March 31, 1997 and for the three months ended March 31, 1997 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for December 31, 1996 was derived from the audited financial statements included in the Company's Form 10-KSB. These interim financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period.

NOTE 2:  PURCHASE ACQUISITIONS

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

On January 10, 1997, the Company completed the acquisition of The Leonard Parker Company ("LPC"), a leading purchasing company for the hospitality industry that acts as an agent for the purchase of goods and services for its customers which include major hotel and management companies worldwide. LPC purchases furniture, fixtures and equipment, kitchen supplies, linens and uniforms, guestroom amenities, and other supplies to meet its customers' requirements for new hotel openings and major renovations. The acquisition was accounted for as a purchase method of accounting with the results of LPC included in the consolidated financial statements of the Company from the acquisition date.

NOTE 3:  NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Net income (loss) per share of common stock was computed by dividing the net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the period. Fully diluted net income (loss) per share is not presented, as it does not differ materially from primary net income
(loss) per share.

NOTE 4:  PRO FORMA INFORMATION

The following pro forma consolidated financial information has been prepared to reflect the acquisition of the assets and business of LPC. The pro forma financial information is based on the historical financial statements of the Company and LPC, and should be read in conjunction with the accompanying footnotes. The accompanying pro forma financial information is presented as if the transaction occurred January 1, 1996. The pro forma financial information is unaudited and is not necessarily indicative of what the actual results of operation of the Company would have been assuming the transaction had been completed as of January 1, 1996, and neither is it necessarily indicative of the results of operations for future periods.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

       THREE MONTHS ENDED MARCH 31,                         1996
       ------------------------------------------------------------------
       (amounts in thousands, except share data)          (unaudited)
       Net Revenues                                       $    12,605
       Net income applicable to common shares             $       113
       Net income per share                               $       .01

The above  unaudited  pro forma  statements  have been  adjusted  to reflect the amortization  of  goodwill,  as  generated  by the  acquisition,  over a 30-year period, dividends of 6% on the 5,000,000 preferred shares and the 1,250,000 shares issued as consideration in the transaction. In addition, adjustments to reflect historical compensation per employment agreements entered into at date of acquisition, and a provision for income taxes on LPC's pro forma income have also been included.

              HOSPITALITY WORLDWIDE SERVICES INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

Hospitality Worldwide Services, Inc., formerly Light Savers U.S.A., Inc., (the "Company") was incorporated in the State of New York on October 10, 1991. Through its wholly owned subsidiaries, Hospitality Restoration and Builders, Inc., ("HRB"), and The Leonard Parker Company ("LPC"), the Company provides interior and exterior cosmetic renovations and maintenance, as well as, procurement services for the hospitality industry. Parker Reorder, formally a division of LPC, is now a wholly owned subsidiary of the company. Parker Reorder is a development stage company that allows hotels to order all products used daily at the hotels properties. These products include china, glassware, linens, silverware, and guest amenities which are purchased via computer link. Parker Reorder is currently developing software to automate a majority of the purchasing process.

The Company is also establishing a new wholly owned subsidiary corporation, Hospitality Software Systems, Inc., ("HSS") which will be the owner of the Parker Reorder software. HSS will grant licensing for a fee to the vendors who wish to provide products through Parker Reorders' purchasing system.

In October 1996, the Company changed its name from Light Savers, U.S.A., Inc., to Hospitality Worldwide Services, Inc. The change of the corporate name is more indicative of the nature of the Company's business in view of the significant change in the character and strategic focus resulting from the acquisition of AGF and the subsequent acquisition of LPC. These transactions were part of a strategic corporate program to refocus the Company's business operations into areas with higher growth potential. The name change was approved at the annual shareholders meeting held in September 1996.

CERTAIN MATTERS DISCUSSED IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 VS. THREE MONTHS ENDED MARCH 31, 1996.

The Company experienced a significant increase in its net revenues to $18,196,000 for the first quarter of 1997 in comparison to $1,993,000 for the first quarter of 1996, due in large part to the acquisition of LPC which contributed $12,700,000. In addition, revenues for HRB have increased over last year due to continued growth in its customer base, attributable to increased sales and marketing efforts, and the further establishment of the Company's name in the hospitality industry.

Cost of revenues for the three months ended March 31, 1997 were $14,737,000, compared to $1,677,000 for the same period last year. This increase is due mainly to the addition of LPC, which incurred costs $10,786,000 for the three months ended March 31, 1997. The increase for HRB is the result of revenue growth. Cost of revenues, as a percentage of net revenues, for the three months ended March 31, 1997, improved to 80.9%, compared to 84.1% for the same period last year. The cost of revenues for HRB improved to 71.6% for the three months ended March 31, 1997 compared to 84.1% for the three months ended March 31, 1996. Due to the repetitive nature of the renovation process, and the ability of HRB to hire and train internal personnel to perform services previously outsourced, the Company has been able to realize greater efficiencies, which is reflected in the percentage improvement.

Selling, general and administrative expenses for the period ended March 31, 1997 have increased to $2,644,000, compared to $440,000 for the same period last year. Contributing to this increase is the acquisition of LPC, which incurred expenses of $1,643,000. The expenses for LPC include a significant investment in the development of Parker Reorder. Additionally, selling, general and administrative expenses include $197,000 and $99,000 of goodwill amortization for the periods ended March 31, 1997 and 1996, respectively. As a percentage of net revenues, selling, general and administrative expenses for the three months ended March 31, 1997 have decreased to 14.5% from 22.1% for the same period last year. This reduction is the result of greater economies of scale provided by the growth of the HRB operations and the acquisition of LPC.

              HOSPITALITY WORLDWIDE SERVICES INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is expected to increase its costs and expenses over the remainder of 1997 as it continues to invest in the development of Parker Reorder. Although this increase may result in a short-term reduction in the operating margin as a percentage of revenues, the Company anticipates Parker Reorder to have a positive impact on its net revenues on a long-term basis.

Income (loss) from operations for the three months ended March 31, 1997 improved to $815,000 or 4.5% of net revenues compared to a loss of ($124,000) or (6.2%) for 1996. Exclusive of Parker Reorder, LPC contributed $451,000 to income from operations for the three months ended March 31, 1997.

The effective income tax rate for the three months ended March 31, 1997 was 49.0%, compared to 0% for the same period last year. For the year ended December 31, 1996, the effective income tax rate was 32.7%. The effective tax rate of 49% for the quarter ended March 31, 1997 is higher than the effective tax rate for the year ended December 31, 1996 primarily because of the nondeductibility of the amortization of goodwill on the LPC acquisition, and the benefits of all net operating loss carryforwards previously recognized.

As a result of the above, net income (loss) applicable to common shareholders for the three-month period ended March 31, 1997 was $322,000 or $.04 per share compared to a net loss of ($121,000) or ($.02) per share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

In August, 1996, the Company negotiated a new bank line of credit with Marine Midland Bank of New York, which provides the company up to a maximum of $2,200,000. The line bears interest at the bank's prime lending rate plus .5%, and is secured by HRB's accounts receivable. Proceeds from the borrowing are utilized to fund short-term cash requirements. At March 31, 1997, borrowings on the line were $2,100,000. The company also has available through LPC a $1,000,000 line of credit with United National Bank. The line bears interest at prime plus .25%, and is secured by accounts receivable of LPC. There were no borrowings on the LPC line at March 31, 1997.

The Company's short-term and long-term liquidity requirements generally consist of operating capital for its procurement and renovation maintenance related costs and selling, general and administrative expenses. The Company continues to satisfy its short-term and long-term liquidity requirements with cash generated from operations, and periodic utilization of its lines of credit.

Net cash used by operating activities was ($1,586,000) for the three months ended March 31, 1997, compared to ($42,000) for the same period last year. During the three months ended March 31, 1997, the Company's accounts receivable increased by $2,433,000, resulting from growth in revenue. This increase was partially offset by an increase in accounts payable and accrued expenses of $437,000. Due to the HRB's rapid growth, and the significant amount of work performed on numerous projects, a backlog of billings occurred during the fourth quarter of 1996 and the first quarter of 1997. The Company has collected a significant amount of those billings early in the second quarter of 1997, and expects to collect the remaining amounts by the end of the second quarter.

Net cash provided by investing activities for the three months ended March 31, 1997 was $478,000, compared to $715,000 for the three months ended March 31, 1996. For 1997, the positive cash flow from investing activities resulted from the net cash acquired from the LPC transaction. Due to the nature of HRB's business, with a majority of its resources allocated to personnel for performance of its renovation services, capital requirements are insignificant. The Company is currently developing software through Parker Reorder to enhance the procurement services currently offered. A majority of the capital expenditures for the software development have already been incurred, and future commitments are at the discretion of the Company's management. As a result, the Company can use its operating cash and available credit facilities for operating needs.

The Company believes its present cash position, including increasing revenues and cash on hand, and its ability to obtain additional financing as necessary, will allow the company to meets its short-term and long-term operating needs for at least twelve months.

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

On January 10, 1997, the Registrant acquired The Leonard Parker Company, for consideration including 1,250,000 shares of the Registrant's Common Stock and 160,000 shares of the Registrant's Redeemable Convertible Preferred Stock (the "Preferred Stock"). Holders of the Preferred Stock have the right at such holders' option, at any one time during the period from January 11, 1998 to January 10, 2000, to convert all of such holder's shares of Preferred Stock into
(i) such whole number of shares of Common Stock equal to the product of 25, which represents the stated value of the Preferred Stock and the number of such holder shares of Preferred Stock, divided by the average closing sale price for the Common Stock for the 20 trading days immediately prior to the date written notice of the holder's intention to exercise the conversion option is given; PROVIDED, HOWEVER, that in no case shall the number of shares of Common stock into which each share of Preferred Stock may be converted be less than five or greater than 25 or (ii) such whole number of shares of common stock, par value $1.00 per share, of Parker Reorder (the "Parker Common Stock") equal to 9.80% of the outstanding shares of Parker Common Stock as calculated immediately after such conversion. The sale of the Preferred Stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

Item 6.   Exhibits and Reports on Form 8-K

         (a)   Exhibits
               27 Financial Data Schedule

         (b)   Reports on Form 8-K

JANUARY 24, 1997 THE FOLLOWING EVENT WAS REPORTED:

The Company filed a Form 8-K to report that the Company had entered into a merger agreement with The Leonard Parker Company. ("LPC") The filing included the "Agreement and Plan of Merger" between the Company and LPC, and the Articles of Incorporation" of Hospitality Worldwide Services, as amended.

The following financial statements were filed with this report: None.

MARCH 25, 1997 THE FOLLOWING EVENT WAS REPORTED:

The Company filed report 8-K/A to amend the filing of Form 8-K on January 24, 1997 to include the requisite financial statements of the Leonard Parker Company ("LPC") and affiliates, and the pro forma financial information with respect to Registrants acquisition of LPC.

The following financial statements were filed with this report:

Leonard Parker Company

Combined Report of Independent Certified Public Accountants
Combined Statements of  Operations
Combined Balance Sheet
Combined Statements of Stockholders' Equity
Combined Statements of Cash Flows
Notes to combined Financial Statements

Hospitality Worldwide Services, Inc. and The Leonard Parker Company Unaudited Pro forma Condensed Consolidated Financial Information

Unaudited Pro Forma  Condensed  Consolidated  Balance  Sheets as of December 31,
1996
Unaudited Pro Forma Condensed Consolidated Statements of Operations as of December 31, 1995
Unaudited  Pro Forma  Condensed  Consolidated  Statements  of
Operations as of December 31, 1996
Notes to Pro Forma Financial Statements

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HOSPITALITY WORLDWIDE SERVICES,  INC.


                                   By:  /S/ ROBERT A. BERMAN
                                        --------------------------------------

                                        Robert A. Berman
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                  By:    /S/ HOWARD G. ANDERS
                                        --------------------------------------
                                        HOWARD G. ANDERS
                                        EXECUTIVE VICE PRESIDENT, CHIEF
                                        FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                        OFFICER, PRINCIPAL ACCOUNT OFFICER) AND
                                        SECRETARY

Dated:  May 14, 1997