Form 10QSB
period 1997-06-30
HOSPITALITY WORLDWIDE SERVICES INC
filed 1997-08-19
CIK 911434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                  June 30, 1997
                               -------------------------------------------------

(  ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from -------------------------------------------------

Commission File Number:                       0-23054
                       ---------------------------------------------------------

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                      ------------------------------------
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

                       APPLICABLE ONLY TO CORPORATE ISSUER
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 7,814,739 as of August 18, 1997.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                        PAGE NO.

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets as of June 30, 1997
             and December 31, 1996                                           3

             Consolidated Statements of Operations for the three
             months ended June 30, 1997 and 1996 and six
             months ended June 30, 1997 and 1996                             4

             Consolidated Statement of Changes in Stockholders'
             Equity for the six months ended June 30, 1997                   5

             Consolidated Statements of Cash Flows for the  six
             months ended June 30, 1997 and 1996                             6

             Notes to Consolidated Financial Statements                      8

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of                          10
             Operations

PART II.     OTHER INFORMATION

Item 2.      Changes in Securities                                          13

Item 6.      Exhibits and Reports on Form 8-K                               13

Signatures                                                                  14

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                                 June 30,           December 31,
                                                                                                   1997                 1996
                                                                                                ----------            ---------
                                                                                                (UNAUDITED)
Current Assets:
    Cash and cash equivalents                                                                   $  1,435               $    276
    Accounts receivable, net of allowance for doubtful
          accounts of $357 and $50                                                                11,567                  3,135
    Current portion of note receivable-related party                                                  60                     88
    Costs and estimated earnings in excess of billings
          on uncompleted contracts                                                                 2,051                  2,177
    Advances to vendors                                                                            2,182                   --
    Prepaid and other current assets                                                                 911                    421
                                                                                                --------               --------
                         Total current assets                                                     18,206                  6,097


Property and equipment, net                                                                        1,720                    143
Goodwill ($17,731) and other intangibles ($1,255), net                                            18,986                  6,050
Notes receivable-related party, less current portion                                                 265                    262
Deferred taxes                                                                                        40                     65
Other assets                                                                                         242                    133
                                                                                                --------               --------
                                                                                                $ 39,459               $ 12,750
                                                                                                ========               ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Loan payable - bank                                                                         $  2,495               $  1,400
    Note payable                                                                                   2,200                   --
    Current portion of notes payable and capital lease obligations                                    60                   --
    Accounts payable                                                                               4,726                  1,175
    Accrued and other liabilities                                                                  2,767                  1,897
    Billings in excess of costs and estimated earnings
          on uncompleted contracts                                                                   464                    201
    Customer deposits                                                                              6,123                   --
    Income taxes payable                                                                             273                    298
                                                                                                --------               --------
                         Total current liabilities                                                19,108                  4,971
                                                                                                --------               --------
Notes payable and capital lease obligations, net of current portion                                   99                   --
                                                                                                --------               --------
                                                                                                  19,207                  4,971
                                                                                                --------               --------
Stockholders' equity:
     Preferred  stock; 3,000,000  shares  authorized,
          200,000  shares  of  6% redeemable convertible,
          $25 stated value per share, issued and outstanding                                       5,000                   --
    Common stock, $.01 par value, 20,000,000 shares authorized,
          7,814,739 and 6,725,655 outstanding (1,000,000
          shares held in treasury)                                                                    88                     72
    Additional paid-in capital                                                                    17,194                  8,186
    Treasury stock                                                                                (2,925)                  (715)
    Foreign currency translation adjustment                                                          (13)                  --
    Retained earnings                                                                                908                    236
                                                                                                --------               --------
                         Total stockholders' equity                                               20,252                  7,779
                                                                                                --------               --------
                                                                                                $ 39,459               $ 12,750
                                                                                                ========               ========

           See accompanying notes to consolidated financial statements

               HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    UNAUDITED

                                                            Three Months Ended                     Six Months Ended
                                                                 June 30,                             June 30,

                                                           1997              1996              1997              1996
                                                         --------          --------          --------          --------
Revenues                                                 $ 19,513          $  7,423          $ 37,708          $  9,417
                                                         --------          --------          --------          --------

Cost of revenues                                           14,958             5,313            29,694             6,991
Selling, general and administrative expenses                3,617               979             6,260             1,418
                                                         --------          --------          --------          --------
                                                           18,575             6,292            35,954             8,409
                                                         --------          --------          --------          --------

   Income from operations                                     938             1,131             1,754             1,008
                                                         --------          --------          --------          --------


Other income (expense):
  Interest expense                                           (164)             --                (256)             --
  Interest income                                              78              --                 141                 3
                                                         --------          --------          --------          --------
                                                              (86)             --                (115)                3
                                                         --------          --------          --------          --------

   Income before provision for taxes                          852             1,131             1,639             1,011

Provision for income taxes                                    422               304               817               272

                                                         --------          --------          --------          --------
Net income                                                    430               827               822               739

Preferred dividends                                            75              --                 150              --


                                                         ========          ========          ========          ========
Net income applicable to common shareholders             $    355          $    827          $    672          $    739
                                                         ========          ========          ========          ========

Net income per share                                     $   0.04          $   0.12          $   0.07          $   0.11
                                                         ========          ========          ========          ========



Weighted average number of common and common
   equivalent shares outstanding                            9,179             7,106             9,105             7,028
                                                         ========          ========          ========          ========


           See accompanying notes to consolidated financial statements

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                            TREASURY
                                     PREFERRED STOCK    COMMON STOCK         STOCK
                                     -----------------------------------------------             FOREIGN
                                                                                        ADDT'L   CURRENCY             TOTAL
                                                                                        PAID IN  TRANSLATION RETAINED STOCKHOLDERS'
                                     SHARES   VALUE     SHARES     VALUE      VALUE     CAPITAL  ADJUSTMENT  EARNINGS  EQUITY
                                     ----------------------------------------------------------------------------------------------

                                                $                    $          $          $        $          $          $

BALANCE, JANUARY 1, 1997              --        --       6,726         72      (715)     8,186      --          236      7,779

Purchase of treasury stock            --        --        (500)      --      (2,210)      --        --         --       (2,210)

Exercise of stock options
    and warrants                      --        --         339          3      --          758      --         --          761

Stock issued in connection with
    acquisition                        200     5,000     1,250         13      --        6,941      --         --       11,954

Foreign currency translation
    adjustment                        --        --        --         --        --         --         (13)      --          (13)

Stock options issued for services     --        --        --         --        --           22      --         --           22

Issuance of warrants to joint
     venture partner                  --        --        --         --        --        1,287      --         --        1,287

Net Income                            --        --        --         --        --         --        --          822        822

Preferred dividends                   --        --        --         --        --         --        --         (150)      (150)
                                     ----------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1997                 200     5,000     7,815         88    (2,925)    17,194       (13)       908     20,252
                                     ==============================================================================================


           See accompanying notes to consolidated financial statements

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                                                Six Months Ended
                                                                                                                     June 30,
                                                                                                             1997             1996
                                                                                                           -------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income applicable to common shareholders                                                             $   672          $   739
  Adjustments to reconcile net income to net cash
    used for operating activities:
    Depreciation and amortization                                                                              550              233
    Provision for losses on accounts receivable                                                                 92             (101)
    Stock options issued for consulting services                                                                22             --
    Deferred taxes                                                                                              25             --
    Changes in  operating  assets  and  liabilities,  exclusive  of  impacts  of purchase acquisition:
      Accounts receivable                                                                                   (2,396)          (2,308)
      Current assets of discontinued operations                                                               --                145
      Costs and estimated earnings in excess of billings on uncompleted
           contracts                                                                                           126              (37)
      Advances to vendors                                                                                   (1,627)            --
      Prepaid and other current assets                                                                        (384)              31
      Accounts payable                                                                                      (1,069)             195
      Accrued and other liabilities                                                                            355              529
      Billings in excess of costs and estimated earnings on uncompleted
           contracts                                                                                           263              140
      Customer deposits                                                                                      2,846             --
      Accrued loss on disposal of discontinued operations                                                     --               (399)
      Income taxes payable                                                                                     (25)             272
    (Increase) decrease in other assets                                                                       (109)              17
                                                                                                           -------          -------
NET CASH USED FOR OPERATING ACTIVITIES                                                                        (635)            (543)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of marketable securities                                                                              --                715
   Payments for acquisition, net of acquired cash                                                              689             --
   Purchase of property and equipment                                                                         (714)              (9)
                                                                                                           -------          -------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                                           (25)             706

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings of loan payable - bank                                                               1,095             (456)
  Purchase of treasury stock                                                                                (2,210)            (438)
  Sale of treasury stock                                                                                      --                499
  Proceeds from borrowings on note payable                                                                   2,200             --
  Proceeds from issuance of stock options and warrants                                                         761             --
  Payments on notes payable and capital lease obligations                                                      (15)            --
                                                                                                           -------          -------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                                         1,831             (394)
                                                                                                           -------          -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                        (13)            --

NET INCREASE (DECREASE)  IN CASH                                                                             1,159             (231)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                                                           276              391
                                                                                                           -------          -------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                                                             $ 1,435          $   160
                                                                                                           =======          =======

           See accompanying notes to consolidated financial statements

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                                                Six Months Ended
                                                                                                                     June 30,
                                                                                                             1997             1996
                                                                                                           -------          --------

Cash paid during the period for:
    Income Taxes                                                                                         $   725            $    26
    Interest                                                                                                 148                696

NON-CASH TRANSACTIONS

Issuance of stock for repayment of debt                                                                  $  --              $   150
Repayment of debt from issuance of stock                                                                    --                 (150)

Additional paid in capital for fair value of warrants issued to joint
    venture partner                                                                                      $ 1,287            $  --
Fair value of warrants issued to joint venture partner                                                    (1,287)              --



           See accompanying notes to consolidated financial statements

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30 1997
                                   (UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

NOTE 1:  CONSOLIDATION

The consolidated financial statements of Hospitality Worldwide Services, Inc. and Subsidiaries (the "Company") and related notes thereto as of June 30, 1997 and for the three and six months ended June 30, 1997 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for December 31, 1996 was derived from the audited financial statements included in the Company's Form 10-KSB. These interim financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period.

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

On January 10, 1997, the Company completed the acquisition of The Leonard Parker Company and affiliates ("LPC"), including its then subsidiary, Parker Reorder Corporation ("Parker Reorder"). LPC, a purchasing company for the hospitality industry, acts as an agent for the purchase of goods and services for its customers which include major hotel and management companies worldwide. LPC purchases furniture, fixtures and equipment, kitchen supplies, linens and uniforms, guestroom amenities, and other supplies to meet its customers' requirements for new hotel openings and major renovations. Parker Reorder is a development stage company that provides hotel properties with the ability to order, on an as needed basis, operating supplies and equipment ("OS & E") used by such properties. The products include china, silverware and guest amenities, which will be purchased via computer link. Parker Reorder is currently developing a new proprietary software product ("Parker FIRST"), which allows clients to reorder OS & E and other products on-line and will provide such clients with access to forecasting and product evaluation capabilities. The acquisition was accounted for as a purchase method of accounting with the results of LPC and Parker Reorder included in the consolidated financial statements of the Company from the acquisition date.

NOTE 3:  NET INCOME PER SHARE

Net income per share of common stock was computed by dividing the net income by the weighted average number of common shares and common stock equivalents outstanding during the period.

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

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

        SIX MONTHS ENDED JUNE 30,                                  1997
        ------------------------------------------------------------------------
        (amounts in thousands, except share data)              (unaudited)
        Revenues                                             $       36,823
        Net income applicable to common shares               $          895
        Net income per share                                 $         0.11

The above unaudited pro forma statements have been adjusted to reflect the amortization of goodwill, as generated by the acquisition, over a 30-year period, adjustments to reflect LPC's officer's employment agreements entered into at date of acquisition, dividends of 6% on $5,000,000 preferred shares, additional income taxes on LPC's proforma income, and the issuance of 1,250,000 common shares in the transaction .

NOTE 5:  RECENT DEVELOPMENTS

In May 1997, the Company exercised an option to purchase 500,000 shares of common stock from its former President and Chief Executive Officer for $2,210,000. The option was part of a reorganization plan adopted on February 26, 1996.

In May 1997, the Company entered into an Agreement to Joint Venture ("JV Agreement") with Apollo Real Estate Advisors II, L.P. ("Apollo") and Watermark Limited LLC ("Watermark LLC"), a major shareholder of the Company, to identify, acquire, renovate, refurbish and sell hotel properties. The Company will perform all of the renovation and procurement services for each of the properties purchased by the joint venture. In addition, the Company will receive a five percent equity interest in each of the entities formed to purchase such properties in exchange for its contribution of five percent of the total equity required to acquire, renovate and sell such properties. The joint venture intends to own and operate the properties only for the time necessary to upgrade and market them for resale. As an inducement to enter into the JV Agreement, the Company issued to Apollo a seven year warrant to purchase 750,000 shares of Common Stock at $8.115 per share. The warrant expires in 2004. The warrant is currently exercisable as to 250,000 shares and becomes exercisable as to the remaining 500,000 shares in increments of 100,000 shares for every $7,500,000 of incremental revenue realized by the Company from the joint venture.

The Company is pursuing a public offering of its securities. On July 22, 1997, the Company filed a registration statement on Form SB-2 for the offering of 2,500,000 shares of Common Stock.

RECENT ACCOUNTING STANDARDS

In March 1997, The Financial Accounting Standards Board issued Statement of Financial Standards No. 128 ("SFAS No. 128"), "Earnings Per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. The adoption of this statement is not expected to have a material effect on the consolidated financial statements.

NOTE 6:  RELATED PARTY TRANSACTIONS

The Company performs renovation services for Watermark LLC, the Company's major shareholder. During the six months ended June 30, 1997, the Company revised a renovation contract with Watermark in order to adjust the contract to a gross margin percentage consistent with the Company's high end projects. The revision was made due to the complexity and length of the project. As a result of the revision, the Company recognized additional revenue for the six months ended June 30, 1997 of $409,000, and a job to date adjustment of $778,000, resulting in additional gross margin of approximately $770,000 for the six months ended June 30, 1997. As of June 30, 1997 the Company has a total receivable balance of $1,223,000 from Watermark LLC.

              HOSPITALITY WORLDWIDE SERVICES INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Hospitality Worldwide Services, Inc. (the "Company"), has evolved over the past two years from a narrowly focused lighting fixture design, manufacturing and installation company formerly known as Light Savers U.S.A., Inc., into one of the leading providers of a broad range of outsourcing services to the hospitality industry. These services include hotel renovation, procuring hotel furniture, fixtures and equipment and reordering hotel operating supplies and equipment.This rapid evolution resulted from two primary factors: (i) the acquisition of the assets comprising the business of Hospitality Restoration and Builders, Inc. ("HRB") and the acquisition of The Leonard Parker Company ("LPC"), including its then subsidiary, Parker Reorder Corporation ("Parker Reorder") and (ii) the Company's disposition of its lighting business.

From its inception in 1991 to August 1995, the Company's only source of revenues was its decorative energy-efficient lighting fixture design, manufacturing and installation business. The Company acquired its renovation business in August 1995 and disposed of its lighting business in February 1996. As part of its strategy to further its position as one of the leading providers of renovation and procurement services for the hospitality industry on a global basis, the Company acquired its procurement and reorder business in January 1997. As a result of this significant change in the Company's business focus, period to period historical comparisons are not considered meaningful.

Additionally, historical comparisons are not considered meaningful because revenue recognition methodologies vary across the Company's businesses. The Company recognizes all revenues associated with a renovation project on a percentage of completion basis, as if the Company were a general contractor. As part of this process, the Company develops a complete scope of work to be performed and invoices its clients on a monthly or bi-monthly basis as work is performed. The Company's cost of renovation services has been relatively stable over the past two years. In contrast to the Company's recognition of renovation revenues, the Company recognizes procurement revenues in two ways: (i) when the Company acts as a purchaser and reseller of products, the Company recognizes all revenues associated with the products it purchases at the time of shipment of the product or (ii) when the Company acts as an agent only, service fee income is recognized as revenue at the time the service is provided. In either case, the Company charges its clients a procurement fee based upon the amount of time and effort it expects to spend on a project. The Company intends to continue to expand its role as a purchaser and reseller because the Company believes that it can enter into more advantageous arrangements with its vendors when acting as principal rather than agent. Under both methods of procurement revenue recognition, profits primary include only procurement service fees. The Company realizes reorder revenues based on the fees it charges its clients for services rendered.


RESULTS OF OPERATIONS


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO  SIX MONTHS ENDED JUNE 30, 1996

Revenues increased $28,291,000, or 300.4%, to $37,708,000 for the six months ended June 30, 1997, compared to $9,417,000, for the six months ended June 30, 1996, due in large part to the acquisition of LPC, which contributed approximately $27,000,000 to such revenues. Revenues for the renovation business for the six months ended June 30, 1997 increased $1,800,000 due to further development of its customer base through increased sales and marketing efforts.

Cost of revenues increased $22,203,000, or 324.7%, to $29,694,000 for the six months ended June 30, 1997, compared to $6,991,000 for the six months ended June 30, 1996. This increase resulted primarily from the acquisition of LPC, which incurred costs of approximately $22,800,000 for the six months ended June 30, 1997. Cost of revenues as a percentage of revenues for the six months ended June 30, 1997 increased to 78.7%, compared to 74.2% for the six months ended June 30, 1996. The cost of renovation revenues for the six months ended June 30, 1997 decreased to

              HOSPITALITY WORLDWIDE SERVICES INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

64.6%, compared to 74.2% for the six months ended June 30, 1996. During the six months ended June 30, 1997, the Company amended its renovation contract with Watermark LLC, a major shareholder of the Company, to a gross margin more consistent with the Company's other high-end projects, due to the complexity and length of the project. The result was an adjustment to increase the Company's renovation gross margin on the project by approximately $770,000. Cost of procurement revenues as a percentage of procurement revenues has remained relatively unchanged.

Selling, general and administrative expenses for the six months ended June 30, 1997 increased $4,842,000, or 341.5%, to $6,260,000, compared to $1,418,000, for the six months ended June 30, 1996. Contributing to this increase was the acquisition of the procurement and reorder businesses, which incurred expenses of $4,199,900. These expenses include significant development costs for the Parker FIRST software. Additionally, selling, general and administrative expenses include $394,000 and $213,000 of goodwill amortization for the six months ended June 30, 1997 and 1996, respectively. As a percentage of revenues, selling, general and administrative expenses for the six months ended June 30, 1997 increased to 16.6% from 15.1% for the six months ended June 30, 1996.

Income from operations for the six months ended June 30, 1997 increased to $1,754,000, or 4.7% of revenues, compared to $1,008,000, or 10.7% of revenues, for six months ended June 30, 1996. The Company's procurement business contributed $385,000 to income from operations for the six months ended June 30, 1997. The Company's procurement business traditionally has a lower operating margin than that of its renovation business as a significant portion of its procurement revenues and costs include the resale of furniture and fixtures at little or no markup. The Company's procurement income is the result of procurement fees charged to its clients based upon the amount of time and effort it expects to spend on projects.

The effective income tax rate for the six months ended June 30, 1997 was 49.8%, compared to 26.9% for the same period last year. The increase in the effective tax rate to 49.8% for the six months ended June 30, 1997 is primarily due to the nondeductibility of the amortization of goodwill on the LPC acquisition, and the benefits of all net operating loss carryforwards previously recognized.

As a result of the foregoing, net income applicable to common shareholders for the sixmonths ended June 30, 1997 was $672,000, or $.07 per share, compared to $739,000, or $.11 per share, for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term and long-term liquidity requirements generally consist of operating capital for its procurement and renovation businesses and selling, general and administrative expenses. Historically, the Company has satisfied its short-long term liquidity requirements with cash generated from operations and periodic utilization of its lines of credit. Due to the nature of the Company's business, with a majority of its resources allocated to personnel for performance of its services, capital requirements are insignificant. There are substantial capital requirements necessary to beta test Parker FIRST as well as anticipated additional costs necessary to sell and market the final product. These future commitments, however, are at the discretion of the Company's management. As a result, the Company can use its operating cash and available credit facilities for operating needs.

Net cash used for operating activities was $635,000 for the six months ended June 30, 1997, compared to $543,000 for the six months ended June 30, 1996. During the six months ended June 30, 1997, the Company's accounts receivable increased by $2,396,000, resulting from the growth in revenue. This increase was partially offset by an increase in accounts payable and accrued expenses of $714,000. The Company started a significant number of renovation projects in June 1997, resulting in significant month end billings that the Company believes will be collected during the third quarter of 1997. Net cash used by investing activities decreased $25,000 for the six months ended June 30, 1997,

              HOSPITALITY WORLDWIDE SERVICES INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

compared to net cash provided by investing activities of $706,000 for the six months ended June 30, 1996. The positive cash flow for the six months ended June 30, 1996 is the result of the sale of marketable securities. The 1997 investing activities include an investment in the development of the Parker FIRST software and leasehold improvements for the Company's corporate offices of $516,000.

As of June 30, 1997 the Company had drawn $2,295,000 under its line of credit (the "Line of Credit") with Marine Midland Bank of New York ("Marine"). The Line of Credit matures on September 30, 1997 and bears interest at Marine's prime lending rate plus .5% and is secured by all of the Company's assets and is guaranteed by HRB. The Company increased the Line of Credit to $2,500,000. Proceeds from the Line of Credit are used to fund short-term cash requirements. The Company also has available through LPC a $1,000,000 line of credit with United Nations Bank (the "LPC Line of Credit"), which bears interest at a rate of prime plus .25%, and is secured by accounts receivable of LPC. There were borrowings of $200,000 under the LPC Line of Credit as of June 30, 1997.

In January 1997, the Company acquired 100% of the outstanding capital stock of LPC. The purchase price for LPC of approximately $12.4 million consisted of 1,250,000 newly issued shares of Common Stock and 200,000 shares of 6% redeemable convertible preferred, $25 stated value per share, which are convertible, on a formula basis, into 1,000,000 shares of Common Stock (subject to upward adjustment to a maximum of 5,000,000 shares in the event that the market price of the Common Stock is below $5.00 at the time of conversion) during the period from January 10, 1998 to January 10, 2000.

In May 1997, the Company borrowed $2.2 million from Findim Investments S.A. for a period of six months, which bears interest at a rate of 12% per annum, in order to exercise its option to purchase 500,000 shares of Common Stock from Tova Schwartz, the Company's former President and Chief Executive Officer.

Since January 1, 1996, the Company has issued 864,084 shares of Common Stock in private placements and through the exercise of options and warrants, raising an aggregate of $1,333,565. During such time, the Company repurchased an aggregate of 1,500,000 shares of Common Stock from Tova Schwartz for an aggregate purchase price of $3,175,000.

As the Company grows and continues to explore opportunities for strategic alliances and acquisitions, investment in additional support systems, including infrastructure and personnel, will be required. The Company expects to increase its costs and expenses over the remainder of 1997 as it continues to invest in the development of Parker FIRST. Although these increases may result in a short-term reduction in operating margin as a percentage of revenues, the Company anticipates that its investments, including the development of Parker FIRST, will have a positive impact on its net revenues on a long-term basis. The Company is anticipating commercial introduction of the Parker FIRST software by the first quarter of 1998. The Company anticipates making substantial expenditures as it continues to explore expansion though strategic alliances and acquisitions.

To support the Company's growth, as well as to support potential acquisitions of hospitality-related businesses and the formation of strategic alliances, the Company is currently pursuing a public offering. There can be no assurance that the Company will be able to sell all or any of its stock through a public offering. Although the Company believes that its current cash, cash equivalents and lines of credit, together with the proceeds from its public offering, will be sufficient to carry out its business strategy for the nest 18 months, if the Company does not obtain the funds required to meet these requirements, the Company's expansion plans would have to be scaled back or terminated, and the ongoing operations of the Company could be materially adversely affected.

              HOSPITALITY WORLDWIDE SERVICES INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

Item 2.     Changes in Securities



In May 1997, the Company granted to Apollo a seven year warrant to purchase 750,000 shares of Common Stock at $8.115 per share. The warrant is currently exercisable as to 250,000 shares and becomes exercisable as to the remaining 500,000 shares in increments of 100,000 shares for every $7,500,000 of incremental revenues realized by the Company from its participation in the Apollo Joint Venture.



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




                                  HOSPITALITY WORLDWIDE SERVICES,  INC.


                                  By: /s/ Robert A. Berman
                                     ---------------------
                                     Robert A. Berman
                                     President and Chief Executive Officer


                                  By: /s/ Howard G. Anders
                                     ---------------------
                                     Howard G. Anders
                                     Executive Vice President, Chief
                                     Financial Officer (principal financial
                                     officer, principal accounting officer) and
                                     Secretary

Dated:  August 19, 1997