Form 10KSB/A
period 1996-12-31
HOSPITALITY WORLDWIDE SERVICES INC
filed 1997-11-04
CIK 911434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB/A

/X/ Annual Report Under Section 13 or 15 (d) of the  Securities  Exchange Act of
    1934

For the calendar year ended  DECEMBER 31, 1996

/ / Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ______________   to  _________________________

Commission file number     0-23054
                       ---------------

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                 (Name of Small Business Issuer in its Charter)

New York                                                     11-3096379
--------                                                     ----------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                               Identification No.)
450 Park Avenue, Suite 2603, New York, NY                        10022
(Address of principal executive offices)                      (Zip Code)
----------------------------------------                      ----------

Issuer's telephone number, including area code  212-223-0699
                                                ------------

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

                                          / X / YES        / / NO

            Check if there is no disclosure of delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

            The Registrant's revenues for the fiscal year ended December 31, 1996 were $24,367,112.

            The aggregate market value for the 8,568,081 shares of Common Stock, $.0l par value per share (the "Common Stock"), held by non-affiliates of the Registrant as of November 3, 1997 was approximately $100,674,951.

ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS:

            Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                            / / YES         / /  NO

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of Common Stock issued and outstanding as of November 3, 1997 was 11,319,697.

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


Item 7.    Financial Statements                                            F-1

ITEM 7. FINANCIAL STATEMENTS


                          Index to Financial Statements


                                                                     PAGE NO.
                                                                     --------

HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARY


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

       CONSOLIDATED FINANCIAL STATEMENTS:
            Balance sheet                                                F-3
            Statements of operations                                     F-4
            Statement of stockholders' equity                            F-5
            Statements of cash flows                                   F-6, F-7
            Notes to consolidated financial statements                 F-8-F-19

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Hospitality Worldwide Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Hospitality Worldwide Services, Inc. (formerly Light Savers U.S.A., Inc.) and subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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




BDO Seidman, LLP



New York, New York

March 21, 1997

               HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1996

                                     ASSETS


CURRENT ASSETS:

Cash                                                                                       $                   276,191
Accounts receivable, net of allowance for
    doubtful acccounts of $50,000 (Notes 5, 8 and 10)                                                        3,134,841
Current portion of note receivable (Note 3)                                                                     70,000
Costs in excess of billings  (Note 6)                                                                        2,176,907
Prepaid and other current assets                                                                               421,303
                                                                                           ----------------------------
                    Total current assets                                                                     6,079,242
                                                                                           ----------------------------

Property and equipment, less accumulated depreciation of $61,711  (Note 7)                                     142,877
Goodwill, less accumulated amortization of $549,970  (Note 3)                                                6,049,669
Note receivable, less current portion  (Note 3)                                                                280,000
Deferred taxes (Note 9)                                                                                         65,280
Other assets                                                                                                   133,022
                                                                                           ----------------------------
                     Total other assets                                                                      6,670,848
                                                                                           ----------------------------
                                                                                           $                12,750,090
                                                                                           ----------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

Loan payable - bank  (Note 8)                                                               $                1,400,000
Accounts payable  (Note 5)                                                                                   1,175,068
Accrued and other liabilities                                                                                1,897,389
Billings in excess of costs  (Note 6)                                                                          200,802
Income taxes payable                                                                                           297,860
                                                                                           ----------------------------
                    Total current liabilities                                                                4,971,119
                                                                                           ----------------------------

STOCKHOLDERS'  EQUITY  (Notes 13, 14 and 15)
Preferred  stock,  $.01 par value, 3,000,000 shares
      authorized, none issued and outstanding
Common stock, $.01 par value, 20,000,000 shares authorized,
       6,725,655 outstanding, 500,000 shares held in treasury                                                   72,257
Additional paid-in capital                                                                                   8,185,410
Treasury stock                                                                                                (715,000)
Retained Earnings                                                                                              236,304
                                                                                           ----------------------------
                    Total stockholders' equity                                                               7,778,971
                                                                                           ----------------------------

                                                                                            $               12,750,090
                                                                                           ----------------------------


See accompanying notes to consolidated financial statements.

               HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Year Ended December 31,
                                                                                        1996                       1995
                                                                              -------------------------------------------------

Net revenues  (Note 12)                                                       $           24,367,112    $            4,980,291

Cost of revenues  (Notes 10 and 12)                                                       18,289,924                 3,823,779
                                                                              -------------------------------------------------

       Gross profit                                                                        6,077,188                 1,156,512

Selling, general and administrative expenses                                               3,218,520                 1,619,189
                                                                              -------------------------------------------------

       Income (loss) from operations                                                       2,858,668                  (462,677)
                                                                              -------------------------------------------------
Other income (expense):

  Interest expense                                                                           (26,101)                  (13,007)
  Interest income                                                                              1,141                   120,257
                                                                              -------------------------------------------------
    Total other income (expense)                                                             (24,960)                  107,250
                                                                              -------------------------------------------------

       Income (loss) before provision for income taxes                                     2,833,708                  (355,427)

Provision for income taxes  (Note 9)                                                         926,325                    25,000
                                                                              -------------------------------------------------

       Income (loss) from continuing operations                                            1,907,383                  (380,427)
                                                                              -------------------------------------------------

Discontinued operations:  (Note 4)

       Loss from discontinued operations                                                     (64,705)                 (336,736)

       Loss on disposal of discontinued operations,
           including provision of $46,000 for operating
           losses during the phase out period                                                  -                      (398,806)

                                                                              -------------------------------------------------
       Loss from discontinued operations                                                     (64,705)                 (735,542)
                                                                              -------------------------------------------------
NET INCOME (LOSS)                                                             $            1,842,678    $           (1,115,969)
                                                                              -------------------------------------------------
PRIMARY:

        Net income (loss) per share
        from continuing operations                                            $                 0.27    $                (0.07)
                                                                              -------------------------------------------------
      Discontinued operations:
        Loss from operations                                                                   (0.01)                    (0.06)
        Loss on disposal                                                                                                 (0.07)
                                                                              -------------------------------------------------
                                                                                               (0.01)                    (0.13)
                                                                              -------------------------------------------------
      Net income (loss) per share                                             $                 0.26    $                (0.20)
                                                                              -------------------------------------------------

Fully Diluted:

      Net Income (loss) per share from continuing operations:                 $                 0.26    $                (0.07)
                                                                              -------------------------------------------------
      Discontinued operations:
        Loss from operations                                                                   (0.01)                    (0.06)
        Loss on disposal                                                                                                 (0.07)
                                                                              -------------------------------------------------
                                                                                               (0.01)                    (0.13)
                                                                              -------------------------------------------------
      Net income (loss) per share                                                               0.25                     (0.20)
                                                                              =================================================
WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES OUTSTANDING                                                 7,192,361                 5,653,052
                                                                              -------------------------------------------------

See accompanying notes to consolidated financial statements.

               HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                           -----------------------------------------------------------------------------------------

                                               Common Stock
                                               ------------                                            Unrealized
                                           Number                                      Additional        Loss on          Retained
                                             of              Par         Treasury        Paid in        Marketable        Earnings
                                           Shares           Value         Stock          Capital       securities        (deficit)
                                           -----------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1995                     4,625,655     $   46,257      $        -    $4,590,285     $(52,938)       $  (490,405)

Issuance of 2.5 million shares in
   connection with acquisition (note 3)      2,500,000         25,000               -     3,275,000                               -

Sale of available-for-sale securities                -              -               -             -       52,938                  -

Net loss                                                                                                                 (1,115,969)

                                           -----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                   7,125,655         71,257               -     7,865,285            -         (1,606,374)

Purchase of treasury stock                  (1,000,000)             -      (1,152,500)            -                               -

Sale of treasury stock                         500,000              -         437,500        62,500                               -

Stock issued in settlement of
   service agreements                           75,000            750               -       149,250                               -

Stock options issued for services                                                             44,000

Exercise of stock options and warrants          25,000            250                         64,375

Net income                                           -              -               -             -                       1,842,678
                                           -----------------------------------------------------------------------------------------


BALANCE, DECEMBER 31, 1996                   6,725,655     $   72,257      $ (715,000)   $8,185,410     $      -        $   236,304
                                           ----------------------------------------------------------------------------------------


                                               Total
                                           Stockholders'
                                               Equity
                                           ----------------

BALANCE, JANUARY 1, 1995                   $    4,093,199

Issuance of 2.5 million shares in
   connection with acquisition (note 3)         3,300,000

Sale of available-for-sale securities              52,938

Net loss                                       (1,115,969)

                                           ---------------
BALANCE, DECEMBER 31, 1995                      6,330,168

Purchase of treasury stock                     (1,152,500)

Sale of treasury stock                            500,000

Stock issued in settlement of
   service agreements                             150,000

Stock options issued for services                  44,000

Exercise of stock options and warrants             64,625

Net income                                      1,842,678
                                           ---------------

BALANCE, DECEMBER 31, 1996                  $   7,778,971
                                           ----------------

See accompanying notes to consolidated financial statements.

               HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED DECEMBER 31,

                                                                                             1996                     1995
                                                                                  ------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $   1,842,678           $   (1,115,969)
  Adjustments to reconcile net income (loss) to net cash
    used for operating activities:
    Depreciation and amortization                                                       404,114                  178,801
    Provision for losses on accounts receivable                                               -                  125,366
    Loss on disposal of discontinued operations                                               -                  398,806
    Realized loss on sale of securities                                                       -                   52,938
    Stock options issued for services                                                    44,000                        -
    Deferred income taxes                                                               (65,280)                       -
    (Increase) decrease in current assets:
      Accounts receivable                                                            (1,548,005)                (539,439)
      Current assets of discontinued operations                                         145,317                 (145,317)
      Costs in excess of billings                                                    (2,047,173)                (129,734)
      Prepaid and other current assets                                                 (290,632)                 182,029
      Increase in other assets                                                          (81,014)                  (9,632)
    Increase (decrease) in current liabilities:
      Accounts payable                                                                  134,481                  495,158
      Accrued and other liabilities                                                     862,204                  360,172
      Billings in excess of costs                                                      (419,772)                (640,175)
      Accrued loss on disposal of discontinued operations                              (398,806)                       -
      Income taxes payable                                                              297,860                        -
                                                                                  ---------------------------------------

NET CASH USED FOR OPERATING ACTIVITIES                                               (1,120,028)                (786,996)
                                                                                  ---------------------------------------



CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of marketable securities                                                            -                3,047,243
     (Purchase) sale of short term marketable securities                                715,000                 (715,000)
     Cash acquired in connection with acquisition                                             -                  125,966
     Purchase of property and equipment                                                 (65,682)                 (40,819)
                                                                                  ---------------------------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                               649,318                2,417,390
                                                                                  ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings on loan payable - bank                                   1,400,000                  455,926
    Repayment of loan payable - bank                                                   (455,926)                       -
    Purchase of  treasury stock                                                      (1,152,500)                       -
    Proceeds from sale of treasury stock                                                500,000                        -
    Note receivable                                                                           -               (2,574,521)
    Proceeds from issuance of common stock                                               64,625                        -
                                                                                  ---------------------------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                    356,199               (2,118,595)
                                                                                  ---------------------------------------

NET DECREASE IN CASH                                                                   (114,511)                (488,201)

CASH, BEGINNING OF PERIOD                                                               390,702                  878,903
                                                                                  ---------------------------------------

CASH, END OF PERIOD                                                               $     276,191           $      390,702
                                                                                  ---------------------------------------

See accompanying notes to consolidated financial statements.

               HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    YEAR ENDED DECEMBER 31,

                                                                                   1996                     1995
                                                                        ------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the period for:
     Interest                                                              $            26,101      $         12,486
     Income taxes                                                                      696,324                     -

NON-CASH TRANSACTIONS:

Fair value (including goodwill) of net assets acquired                                       -             5,450,000
Stock issued for assets acquired                                                             -            (3,300,000)
Note payable for assets acquired                                                             -            (2,150,000)

Issuance of stock for repayment of debt                                                150,000                     -
Repayment of debt from issuance of stock                                              (150,000)                    -











See accompanying notes to consolidated financial statements.

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

INCOME TAXES

           The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities, if any, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

CASH AND CASH EQUIVALENTS

           The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

LONG-LIVED ASSETS

           In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" , which requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This standard is effective for fiscal years that begin after December 15, 1995. The Company's adoption of this pronouncement on January 1, 1996 did not have a material impact on the Company's consolidated financial statements.

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

STOCK OPTIONS

           In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No.123), "Accounting for Stock-Based Compensation", which allows a choice of either the intrinsic value method or the fair value method of accounting for employee stock options. The Company has chosen to continue the use of the intrinsic value method. Expenses related to stock options issued to nonemployees are accounted for using the fair value at the date of grant as required by SFAS No. 123.

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

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            YEAR ENDED DECEMBER 31                               1995
       -------------------------------------------------------------------------
                                                              (unaudited)

            Net sales                                         $7,159,035

            Loss from continuing operations                   (1,225,475)

            Net loss                                          (1,961,017)

            Loss per share from continuing
            operations                                              (.18)

            NET LOSS PER SHARE                                      (.28)
       -------------------------------------------------------------------------

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

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

           Billings on uncompleted contracts in excess of costs and estimated earnings represent deferred revenue and consist of:

        DECEMBER 31, 1996
--------------------------------------------------------------------------------

        Costs incurred on uncompleted contracts           $  19,962,133

        Estimated earnings                                    7,027,729

        Billings to date                                    (25,013,757)
--------------------------------------------------------------------------------

        Costs on uncompleted contracts in excess
        of billings and estimated earnings                $   1,976,105
--------------------------------------------------------------------------------

        Included in the accompanying consolidated balance sheet under the following captions:

        Costs and estimated earnings in excess of
        billings on uncompleted contracts                 $  2,176,907

        Billings in excess of costs and estimated
        earnings on uncompleted contracts                    (200,802)
--------------------------------------------------------------------------------

                                                         $  1,976,105
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

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

9.      PROVISION FOR INCOME TAXES

      Provision for income taxes consists of the following:
                                                   Year ended December 31,
                                                   1996              1995
             ----------------- --------------- ----------------------------
             Current:
                      Federal                     $  620,929       $  25,000
                      State                          370,676               -
                                               -----------------   -----------
                                                     991,605          25,000

             Deferred:
                      Federal                        (65,280)              -
             -------------------------------------------------------------------
                                                  $  926,325       $  25,000
             ----------------- --------------- ---------------------------------


           The following is a reconciliation of the Company's income taxes based on the statutory rate and the actual provision for income taxes:

                                                    Year ended December 31,
                                                    1996               1995
--------------------------------------------------------------------------------

Statutory Federal income tax @ 34%             $ 963,640            $(120,845)

Increase (decrease) resulting from:

      Reduction of valuation allowance          (339,120)                   -

      State and local taxes, net of Federal
      tax benefit                                239,027              16,500

      Nondeductible goodwill amortization
      and expenses                               56,861               28,000

      Increase in valuation allowance                 -              101,345

      Other                                       5,917                    -
================================================================================
Provision for income taxes                    $ 926,325            $  25,000
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

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The primary tax effects of the temporary differences which give rise to the Company's net deferred tax asset at December 31, 1996 and 1995 are as follows:

      December 31,                              1996               1995
      --------------------------------------------------------------------------

      Accrued liabilities                    $  87,280           $ 169,000

      Goodwill amortization                    (22,000)             (6,000)

      Net operating loss carryforwards               -             176,120

      Valuation allowance                            -            (339,120)
                                           -------------------------------------
                                           $    65,280           $       -
                                           -------------------------------------


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

The aggregate future minimum lease payments due under operating leases are as follows:

        DECEMBER 31
--------------------------------------------------------------------------------
        1997                              $      158,404
        1998                                     285,174
        1999                                     242,020
        2000                                     212,318
        2001                                     212,318
        Thereafter                             1,121,931
        ------------------------------------------------------------------------
                                            $  2,232,165
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

12.     MAJOR CUSTOMERS AND  SUBCONTRACTOR

           Most of the Company's customers are in the hospitality industry with a few of them accounting for a substantial portion of annual revenues. As a result, the trade accounts receivable and costs in excess of billings subject the Company to concentration of credit risk. As of December 31, 1996, two customers accounted for approximately 80% and 65% of accounts receivable and costs in excess of billings, respectively.

           The two largest customers of the Company for the year ended December 31, 1996 accounted for 49% and 31% of net revenues, and the four largest customers for the year ended December 31, 1995 accounted for 23%, 19%, 18%, and 14% of net revenues.

           During 1996, 35% of the Company's cost of revenues were costs charged by one subcontractor.

13.      STOCKHOLDERS' EQUITY

           On January 26, 1994, the Company completed its initial public offering ("IPO") of 1,437,500 shares of common stock at a price of $3.00 per share less an underwriter's discount of 10%. This included an additional 187,500 shares purchased by the underwriter on an over-allotment option grant, which was exercised simultaneously with the completion of the offering. Proceeds of the IPO, net of commissions of $431,250 and other related expenses of $486,958 (of which $265,016 was recorded in 1993 as deferred costs), were $3,394,292.

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

           In March 1996 in accordance with the divestiture agreement between the Company and its former President, the Company repurchased 500,000 shares of Common Stock for $250,000 with a market value of $437,500.

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

14.    STOCK OPTION PLAN

           At December 31, 1996, the Company has three stock option plans, which are described below. As permitted by Statement of Financial Accounting Standards No. 123, the Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the plans. Under APB Opinion 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

           On September 26, 1996, the Company's Board of Directors adopted, and the shareholders approved, the 1996 Outside Directors Stock Option Plan (the "Outside Directors' Plan") for the purpose of securing for the Company and its shareholder the benefits arising from stock ownership by its outside directors. Subject to shareholder approval, each outside director who becomes an outside director after March 1, 1996 shall receive the grant of an option to purchase 15,000 shares of Common Stock. To the extent that shares of common stock remain available for the grant of options under the Outside Directors Plan on April 1 of each year, beginning on April 1, 1997, each outside director shall be granted an option to purchase 10,000 shares of common stock. Options granted under the Outside Directors Plan shall be exercisable in three equal installments beginning on the first anniversary of the grant date. The Company has granted options to purchase 60,000 shares under the Outside Directors' Plan at a grant price of $2.75 per share, of which none are currently exercisable. Of the options, 20,000 are exercisable in even increments each of the next three years.

           FASB Statement 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value-based method prescribed in

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: no dividends paid for all years; expected volatility of 40%; risk-free interest rate of 6.41%; and expected lives of 2 years.

           Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.


                                               1996              1995
                                             ---------         ----------
           Net income (in thousands)
                 As reported                 $  1,843         $  (1,116)
                 Pro forma                   $  1,583         $  (1,182)

           Primary earnings per share
                 As reported                $    0.26         $   (0.20)
                 Pro forma                  $    0.22         $   (0.21)

           The following table contains information on stock options for the three year period ended December 31, 1996.

                                                                         Exercise              Weighted
                                                    Option            price range               average
                                                    shares              per share        exercise price
--------------------------------------------------------------------------------------------------------
Outstanding, January 1, 1994                             -                      -                     -
Granted                                             85,000                 $1.275                $1.275
Exercised                                                -                      -                     -
Canceled                                                 -                      -                     -
--------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1994                      85,000                 $1.275                $1.275
Granted                                             75,000                 $1.275                $1.275
Exercised                                                -                      -                     -
Canceled                                                 -                      -                     -
--------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1995                     160,000                 $1.275                $1.275
Granted                                          1,484,000         $2.00 to $2.75                 $2.50
Exercised                                          (2,500)                  $2.75                 $2.75
Canceled                                                 -                      -                     -
--------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1996                   1,641,500        $1.275 to $2.75                 $2.38
--------------------------------------------------------------------------------------------------------


Exercisable at year-end
      1994                                         85,000                  $1.275                $1.275
      1995                                        120,000                  $1.275                $1.275
      1996                                      1,120,000          $2.00 to $2.75                 $2.21

                                                                       1996 Stock          1996 Outside
                                                1994 Plan             Option Plan        Directors Plan
                                                ---------             -----------        --------------
Available for future grants
      1994                                              -                       -                     -
      1996                                              -                 776,000                     *

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                Exercise price           Exercise price          Total
                                              less than market          equal to market        options
                                              ----------------          ---------------        -------
Weighted-average fair value of:
      Options granted in 1995                                -                    $0.60          $0.60
      Options granted in 1996                                -                    $0.82          $0.82


The following table summarizes information about stock options outstanding at December 31, 1996.
    Range of exercise prices                          $1.275-$2.75
    Outstanding options
          Number outstanding
               at December 31, 1996                      1,641,500
          Weighted-average remaining
               contractual life (years)                       4.30
          Weighted-average exercise price                    $2.38

    Exercisable options
          Number outstanding
               at December 31, 1996                      1,120,000
          Weighted-average exercise price                    $2.21

*The plan does not state a maximum number of shares available for grant.


15.   SUBSEQUENT EVENT


           On January 10, 1997, the Company acquired the Leonard Parker Company and affiliates ("LPC"), a leading purchasing company for the hospitality industry that acts as an agent for the purchase of goods and services for its customers which include major hotels and management companies worldwide. The purchase price of approximately $12,000,000 consisted of 1,250,000 newly issued Common Stock of the Company and $5 million par value of newly issued 6% convertible preferred stock of the Company, convertible into 1,000,000 shares of common stock not earlier that January 1, 1998.

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

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
              -----------------------------------------------------------
                                                                      Pro Forma
                                                              December 31, 1996
              (Unaudited)
              -----------------------------------------------------------------
              Current assets                          $              13,763,000
              Net property, plant and equipment                       1,129,000
              Goodwill - net                                         18,050,000
              Other assets                                              573,000
                                                      --------------------------
                                                      $              33,515,000
                                                      --------------------------

              Current liabilities                     $              13,667,000
              Long-term debt                                            109,000

              Stockholder's equity                                   19,739,000
                                                      --------------------------
                                                      $              33,515,000
              ------------------------------------------------------------------

           The Company's consolidated statement of operations will not include the results of operations of LPC until the year 1997. The following pro forma results are unaudited and are not necessarily indicative of what the actual results of operations of the Company would have been assuming the transaction had been completed as of January 1, 1995, and neither is it necessarily indicative of the results of operations for future periods.

----------------------------------------------------------------------------------------
                                                                   Year Ended
                                                                  December 31,
(Unaudited)                                                  1996               1995
----------------------------------------------------------------------------------------

Net Sales                                                 $83,067,000     $  52,302,000
Net income (loss) from continuing operations
    applicable to common shares                           $ 1,435,000     $  (2,376,000)
Net income (loss) per share from continuing operations    $      0.17     $       (0.28)
-------------------------------------------------------------- -------------------------

           The above unaudited pro forma results have been adjusted to reflect the amortization of goodwill as generated by the acquisition, over a 30 year period, LPC's officers compensation based on employment agreements entered into at the date of acquisition, dividends of 6% on preferred stock and additional income taxes on LPC's pro forma income.