Form 10QSB
period 1997-09-30
HOSPITALITY WORLDWIDE SERVICES INC
filed 1997-11-13
CIK 911434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:       SEPTEMBER 30, 1997
                               ------------------------------------------------

/  /      TRANSACTION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _________________________________________________

Commission File Number:            0-23054
                      ----------------------------------------------------------

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                      (formerly Light Savers U.S.A., Inc.)
             (exact name of registrant as specified in its charter)

NEW YORK                                              11-3096379
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)
450 PARK AVENUE, SUITE 2603, NEW YORK, NY                10022
(Address of principle executive offices)              (Zip Code)

                                 (212) 223-0699
              (Registrant's telephone number, including area code)


Check whether the issuer (1) has filed all reports to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

           APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court. ( ) Yes ( ) No

                       APPLICABLE ONLY TO CORPORATE ISSUER
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 11,324,197 as of November 11, 1997.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------

PART I.     FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets as of September 30, 1997
             and December 31, 1996                                          3

             Consolidated Statements of Operations for the three
             months ended September 30, 1997 and 1996 and nine
             months ended September 30, 1997 and 1996                       4

             Consolidated Statement of Changes in Stockholders'
             Equity for the nine months ended September 30, 1997            5

             Consolidated Statements of Cash Flows for the nine
             months ended September 30, 1997 and 1996                       6

             Notes to Consolidated Financial Statements                     8

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of                         10
             Operations

PART II.     OTHER INFORMATION

Item 4       Submission of Matters to a Vote of Security Holders           13

Item 6.      Exhibits and Reports on Form 8-K                              13

Signatures                                                                 14

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                  SEPTEMBER 30,              DECEMBER 31,
                                                                                      1997                       1996
                                                                                -------------------      --------------------
                                                                                  (UNAUDITED)
Current Assets:
  Cash and cash equivalents                                                    $          30,395         $             276
  Accounts receivable, net of allowance for doubtful accounts of
        $261 and $50                                                                      10,955                     3,135
  Current portion of note receivable-related party                                            60                        88
  Costs and estimated earnings in excess of billings on uncompleted
        contracts                                                                          3,192                     2,177
  Advances to vendors                                                                      4,041                         -
  Prepaid and other current assets                                                           991                       421
                                                                                -------------------      --------------------
                  Total current assets                                                    49,634                     6,097


Property and equipment, net                                                                2,480                       143
Goodwill ($17,375) and other intangibles ($1,192), net                                    18,567                     6,050
Notes receivable-related party, less current portion                                         265                       262
Deferred taxes                                                                                40                        65
Other assets                                                                                 730                       133
                                                                                -------------------      --------------------
                                                                                $         71,716         $          12,750
                                                                                ===================      ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Loan payable - bank                                                           $              -         $           1,400
  Current portion of notes payable and capital lease obligations                             141                         -
  Accounts payable                                                                         3,389                     1,175
  Accrued and other liabilities                                                            2,853                     1,897
  Billings in excess of costs and estimated earnings on uncompleted
        contracts                                                                            104                       201
  Customer deposits                                                                       11,042                         -
  Income taxes payable                                                                       813                       298
                                                                                ===================      ====================

                  Total current liabilities                                               18,342                     4,971
                                                                                -------------------      --------------------
Notes payable and capital lease obligations, net of current portion                          142                         -

                                                                                -------------------      --------------------
                                                                                          18,484                     4,971
                                                                                -------------------      --------------------
Stockholders' equity:
  Preferred  stock;  3,000,000  shares  authorized,   200,000  shares  of  6%
        redeemable convertible, $25 stated value per share, issued and
        outstanding                                                                        5,000                         -
  Common stock, $.01 par value, 20,000,000 shares authorized,
        11,279,239 and 6,725,655 outstanding                                                 123                        72
  Additional paid-in capital                                                              46,550                     8,186
  Treasury stock                                                                               -                      (715)
  Foreign currency translation adjustment                                                      7                         -
  Retained earnings                                                                        1,552                       236
                                                                                -------------------      --------------------
                  Total stockholders' equity                                              53,232                     7,779
                                                                                -------------------      --------------------
                                                                                $         71,716         $           12,750
                                                                                ===================      ====================


           See accompanying notes to consolidated financial statements

              HOSPITALITY WORLDWIDE SERVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                    Unaudited



                                                               Three Months Ended               Nine Months Ended
                                                                  September 30,                   September 30,

                                                              1997             1996            1997            1996
                                                         --------------  ---------------  --------------  ---------------

Revenues                                                 $      16,532   $        8,240   $      54,240   $       17,657
                                                         --------------  ---------------  --------------  ---------------

Cost of revenues                                                11,876            6,252          41,570           13,242
Selling, general and administrative expenses                     3,348              862           9,608            2,278
                                                         --------------  ---------------  --------------  ---------------
                                                                15,224            7,114          51,178           15,520
                                                         --------------  ---------------  --------------  ---------------
   Income from operations                                        1,308            1,126           3,062            2,137
                                                         --------------  ---------------  --------------  ---------------


Other income (expense):
  Interest expense                                                (164)               -            (420)               -
  Interest income                                                  148                -             289                -
                                                         --------------  ---------------    ------------    -------------
                                                                   (16)               -            (131)               -
                                                         --------------  ---------------  --------------  ---------------

   Income before provision for taxes                             1,292            1,126           2,931            2,137

Provision for income taxes                                         573              303           1,390              575

                                                         --------------  ---------------    ------------    -------------
  Income from continuing operations                                719              823           1,541            1,562

Discontinued operations:

      Income from discontinued operations, less
        applicable taxes of $ 2                                      -                8               -                8
                                                         --------------  ---------------  --------------  ---------------

  Net income                                                       719              831           1,541            1,570

Preferred dividends                                                 75                -             225                -

                                                         ==============  ===============  ==============  ===============
Net income applicable to common shareholders             $         644   $          831   $       1,316   $        1,570
                                                         ==============  ===============  ==============  ===============

Net income per share                                     $        0.07   $         0.12   $        0.14   $         0.22
                                                         ==============  ===============  ==============  ===============


Weighted average number of common and common
   equivalent shares outstanding                                 9,287            7,138           9,166            7,065
                                                         ==============  ===============  ==============  ===============


              HOSPITALITY WOLDWIDE SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)
                                    UNAUDITED



                                                                       TREASURY
                                PREFERRED STOCK        COMMON STOCK      STOCK
                                ------------------------------------------------             FOREIGN
                                                                                   ADDT'L   CURRENCY                    TOTAL
                                                                                  PAID IN   TRANSLATION   RETAINED   STOCKHOLDERS'
                                 SHARES     VALUE     SHARES    VALUE    VALUE    CAPITAL   ADJUSTMENT    EARNINGS      EQUITY
                                -----------------------------------------------------------------------------------------------

                                             $                  $        $         $           $           $           $

BALANCE, JANUARY 1, 1997             -         -      6,726      72      (715)     8,186          -        236           7,779

Purchase of treasury stock           -         -       (500)      -    (2,210)         -          -          -          (2,210)

Exercise of stock options
    and warrants                     -         -        353       3         -        823          -          -             826

Stock issued in connection
   with acquisition                200     5,000      1,250      13         -      6,941          -          -          11,954

Stock issued in connection
    with offering                    -         -      3,450      35     2,925     29,291          -          -          32,251

Foreign currency translation
    adjustment                       -         -          -       -         -          -          7          -               7

Stock options issued for services    -         -          -       -         -         22          -          -              22

Issuance of warrants to joint
     venture partner                 -         -          -       -         -      1,287          -          -           1,287

Net Income                           -         -          -       -         -          -          -      1,541           1,541

Preferred dividends                  -         -          -       -         -          -          -       (225)           (225)
                                ----------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1997        200     5,000     11,279     123         -     46,550          7      1,552          53,232
                                ===============================================================================================

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED


                                                                                  NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                    1997        1996
                                                                            --------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income applicable to common shareholders                              $       1,316    $   1,570
  Adjustments to reconcile net income to net cash
    used for operating activities:
    Depreciation and amortization                                                     874          344
    Provision for losses on accounts receivable                                        (4)        (101)
    Stock options issued for consulting services                                       22            -
    Deferred taxes                                                                     25            -
    Changes in  operating  assets  and  liabilities,
          exclusive  of  impacts  of purchase acquisition:
      Accounts receivable                                                          (1,688)      (1,692)
      Current assets of discontinued operations                                         -          145
      Costs and estimated earnings in excess of billings
           on uncompleted contracts                                                (1,015)      (1,318)
      Advances to vendors                                                          (3,486)           -
      Prepaid and other current assets                                               (464)         (30)
      Accounts payable                                                             (2,406)         317
      Accrued and other liabilities                                                   441          979
      Billings in excess of costs and estimated earnings
           on uncompleted contracts                                                   (97)        (330)
      Customer deposits                                                             7,765            -
      Accrued loss on disposal of discontinued operations                               -         (399)
      Income taxes payable                                                            515          438
    (Increase) decrease in other assets                                              (597)          17
                                                                            --------------  -----------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                1,201          (60)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of marketable securities                                                        -          715
   Payments for acquisition, net of acquired cash                                     689            -
   Purchase of property and equipment                                              (1,379)         (30)
                                                                            --------------  -----------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                 (690)         685

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings of loan payable - bank                                     (1,400)        (456)
  Purchase of treasury stock                                                       (2,210)        (438)
  Sale of treasury stock                                                                -          499
  Proceeds from stock offering                                                     32,251            -
  Proceeds from issuance of stock options and warrants                                826            -
  (Payments) borrowings on notes payable and capital lease obligations                134
                                                                            --------------  -----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                               29,601         (394)
                                                                            --------------  -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 7            -

NET INCREASE (DECREASE)  IN CASH                                                   30,119          231
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                                  276          391
                                                                            --------------  -----------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                              $      30,395    $     622
                                                                            ==============  ===========


           See accompanying notes to consolidated financial statements
                                         6

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                 1997           1996
                                                                             -------------  -----------

Cash paid during the period for:
    Income Taxes                                                             $      507     $      180
    Interest                                                                        288              9

NON-CASH TRANSACTIONS

Issuance of stock for repayment of debt                                      $        -     $       150
Repayment of debt from issuance of stock                                              -            (150)

Additional paid in capital for fair value of warrants issued to joint
    venture partner                                                          $    1,287     $         -
Fair value of warrants issued to joint venture partner                           (1,287)              -


              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

NOTE 1:  CONSOLIDATION

The consolidated financial statements of Hospitality Worldwide Services, Inc. and Subsidiaries (the "Company") and related notes thereto as of September 30, 1997 and for the three and nine months ended September 30, 1997 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for December 31, 1996 was derived from the audited financial statements included in the Company's Form 10-KSB. These interim financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period.

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

On January 10, 1997, the Company completed the acquisition of The Leonard Parker Company and affiliates ("LPC"), including its then subsidiary, Parker Reorder Corporation ("Parker Reorder"). LPC, a purchasing company for the hospitality industry, acts as an agent for the purchase of goods and services for its customers which include major hotel and management companies worldwide. LPC purchases furniture, fixtures and equipment, kitchen supplies, linens and uniforms, guestroom amenities, and other supplies to meet its customers' requirements for new hotel openings and major renovations. Parker Reorder provides hotel properties with the ability to order, on an as needed basis, operating supplies and equipment ("OS & E") used by such properties. The products include china, silverware and guest amenities. The Company is currently developing a new proprietary software product ("Parker FIRST"), which allows clients to reorder OS & E and other products on-line and will provide such clients with access to forecasting and product evaluation capabilities. The acquisition was accounted for as a purchase method of accounting with the results of LPC and Parker Reorder included in the consolidated financial statements of the Company from the acquisition date.

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

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

     NINE MONTHS ENDED SEPTEMBER 30,                                 1996
     --------------------------------------------------------------------------
     (amounts in thousands, except share data)                   (unaudited)
     Revenues                                         $                57,629
     Net income applicable to common shares           $                 1,654
     Net income per share                             $                   .20

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

On September 23, 1997 the Company completed a public offering of 3,450,000 shares of common stock at $10.25 per share (the "Offering"). The net proceeds of the Offering, after deducting applicable issuance costs and expenses were $32,251,000. A portion of the proceeds was used to repay short-term indebtedness with the remainder available for general corporate purposes, including the financing of working capital needs and software development.

RECENT ACCOUNTING STANDARDS

In March 1997, The Financial Accounting Standards Board issued Statement of Financial Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. The adoption of this statement is not expected to have a material effect on the consolidated financial statements.

NOTE 6:  RELATED PARTY TRANSACTIONS

The Company performs renovation services for Watermark LLC, the Company's major shareholder. During the second quarter of 1997, the Company renegotiated a renovation contract with Watermark to provide for fees more consistent with a project of similar scope and complexity. As a result of the revision, the Company recognized additional revenue for the nine months ended September 30, 1997 of $409,000, and a job to date adjustment of $778,000, resulting in additional gross margin of approximately $780,000 without an accompanying increase in costs for the nine months ended September 30, 1997. As of September 30, 1997 the Company has no receivables from Watermark LLC.

              HOSPITALITY WORLDWIDE SERVICES INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Hospitality Worldwide Services, Inc. (the "Company"), has evolved over the past two years from a narrowly focused lighting fixture design, manufacturing and installation company formerly known as Light Savers U.S.A., Inc., into one of the leading providers of a broad range of outsourcing services to the hospitality industry. These services include hotel renovation, procuring hotel furniture, fixtures and equipment and reordering hotel operating supplies and equipment. This rapid evolution resulted from two primary factors: (i) the acquisition of the assets comprising the business of Hospitality Restoration and Builders, Inc. ("HRB") and the acquisition of The Leonard Parker Company ("LPC"), including its then subsidiary, Parker Reorder Corporation ("Parker Reorder") and (ii) the Company's disposition of its lighting business.

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


RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues increased $36,583,000, or 207%, to $54,240,000 for the nine months ended September 30, 1997, compared to $17,657,000, for the nine months ended September 30, 1996, due in large part to the acquisition of LPC, which contributed approximately $38,000,000 to such revenues.

Cost of revenues increased $28,328,000, or 214%, to $41,570,000 for the nine months ended September 30, 1997, compared to $13,242,000 for the nine months ended September 30, 1996. This increase resulted primarily from the acquisition of LPC, which incurred costs of approximately $32,200,000 for the nine months ended September 30, 1997. Cost of revenues as a percentage of revenues for the nine months ended September 30, 1997 increased to 76.6%, compared to 75.0% for the nine months ended September 30, 1996. The cost of renovation revenues for the nine months ended September 30, 1997 decreased to 57.6%, compared to 75.0% for the nine months ended

              HOSPITALITY WORLDWIDE SERVICES INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 1996. During the second quarter of 1997, the Company renegotiated its renovation contract with Watermark LLC, a major shareholder of the Company, to provide for fees more consistent with a project of similar scope and complexity. The result was an adjustment to increase the Company's renovation gross margin on the project by approximately $780,000 without an accompanying increase in costs. Cost of procurement revenues as a percentage of procurement revenues has decreased slightly.

Selling, general and administrative expenses for the nine months ended September 30, 1997 increased $7,330,000, or 322%, to $9,608,000, compared to $2,278,000, for the nine months ended September 30, 1996. Contributing to this increase was the acquisition of the procurement and reorder businesses, which incurred expenses of $6,247,000. These expenses include significant development costs for the Parker FIRST software. Additionally, selling, general and administrative expenses include $ 685,000 and $ 313,000 of goodwill amortization for the nine months ended September 30, 1997 and 1996, respectively. As a percentage of revenues, selling, general and administrative expenses for the nine months ended September 30, 1997 increased to 17.7% from 12.9% for the nine months ended September 30, 1996.

Income from operations for the nine months ended September 30, 1997 increased to $3,062,000, or 5.6% of revenues, compared to $2,137,000, or 12.1% of revenues, for nine months ended September 30, 1996. The Company's procurement business contributed ($270,000) to income from operations for the nine months ended September 30, 1997. The Company's procurement business traditionally has a lower operating margin than that of its renovation business as a significant portion of its procurement revenues and costs include the resale of furniture and fixtures at little or no markup. The Company's procurement income is the result of procurement fees charged to its clients based upon the amount of time and effort it expects to spend on projects.

The effective income tax rate for the nine months ended September 30, 1997 was 47.4%, compared to 26.9% for the same period last year. The increase in the effective tax rate to 47.4% for the nine months ended September 30, 1997 is primarily due to the nondeductibility of the amortization of goodwill on the LPC acquisition, and the benefits of all net operating loss carryforwards previously recognized.

As a result of the foregoing, net income applicable to common shareholders for the nine months ended September 30, 1997 was $1,316,000, or $.14 per share, compared to $1,570,000, or $.22 per share, for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term and long-term liquidity requirements generally consist of operating capital for its procurement and renovation businesses and selling, general and administrative expenses. Historically, the Company has satisfied its short-long term liquidity requirements with cash generated from operations and periodic utilization of its lines of credit. Due to the nature of the Company's business, with a majority of its resources allocated to personnel for performance of its services, capital requirements are insignificant. There are substantial capital requirements necessary to beta test Parker FIRST as well as anticipated additional costs necessary to sell and market the final product. These future commitments, however, are at the discretion of the Company's management. As a result, the Company can use its operating cash and cash and cash equivalents for operating needs.

Net cash provided by operating activities was $1,201,000 for the nine months ended September 30, 1997, compared to a use of $ 60,000 for the nine months ended September 30, 1996. During the nine months ended September 30, 1997, the Company's accounts receivable increased by $7,820,000, resulting from the growth in revenue. This increase was partially offset by an increase in accounts payable and accrued expenses of $3,170,000. Net cash used by investing activities was $ 690,000 for the nine months ended September 30, 1997, compared to net cash provided by investing

              HOSPITALITY WORLDWIDE SERVICES INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

activities of $685,000 for the nine months ended September 30, 1996. The positive cash flow for the nine months ended September 30, 1996 is the result of the sale of marketable securities. The 1997 investing activities include an investment in the development of the Parker FIRST software and leasehold improvements for the Company's corporate offices.

In September 1997, the Company repaid all outstanding borrowings under its secured line of credit with Marine Midland Bank of New York ("Bank"). The Company is presently involved in discussions with the Bank to secure a $7,000,000 unsecured line of credit.

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

In May 1997, the company borrowed $2.2 million from Findim Investments S.A. at an interest rate of 12% per annum, in order to exercise its option to purchase 500,000 shares of Common Stock from Tova Schwartz, the Company's former President and Chief Executive Officer. This note was paid in full in September 1997.

Since January 1, 1996, the Company has issued 878,584 shares of Common Stock in private placements and through the exercise of options and warrants, raising an aggregate of 1,385,765. During such time, the Company repurchased an aggregate of 1,500,000 shares of Common Stock from Tova Schwartz for an aggregate purchase price of $3,175,000.

As the Company grows and continues to explore opportunities for strategic alliances and acquisitions, investment in additional support systems, including infrastructure and personnel, will be required. The Company expects to increase its costs and expenses over the remainder of 1997 as it continues to invest in the development of Parker FIRST. Although these increases may result in a short-term reduction in operating margin as a percentage of revenues, the Company anticipates that its investments, including the development of Parker FIRST, will have a positive impact on its net revenues on a long-term basis. The Company is anticipating commercial introduction of the Parker FIRST software by the first quarter of 1998. The Company anticipates making substantial expenditures as it continues to explore expansion though strategic alliances and acquisitions. The Apollo Joint Venture has acquired the Warwick Hotel in
Philadelphia, Pennsylvania, has entered into a letter of intent to purchase a hotel property in Richmond, Virginia and has identified four additional hotel properties and is actively negotiating for the acquisitions thereof.

To support the Company's growth, as well as to support potential acquisitions of hospitality-related businesses and the formation of strategic alliances, the Company completed a public offering in September 1997. The net proceeds of the offering, after deducting applicable issuance costs and expenses were $32,251,000. A portion of the proceeds was used to repay short-term indebtedness with the remainder available for general corporate purposes, including the financing of working capital needs and software development. The Company believes that its current cash, cash equivalents, together with the proceeds from its public offering, will be sufficient to carry out its business strategy for the next 18 months.

              HOSPITALITY WORLDWIDE SERVICES INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Securityholders

                  On September 22, 1997, the Company held its Annual Meeting of Shareholders (the "Meeting"), whereby the shareholders elected Directors and approved a proposal to ratify the appointment of BDO Seidman, LLP as the Company's independent auditors for the year ending December 31, 1997. The vote on such matters was as follows:

1. Election of Directors:

                           NUMBER OF SHARES                   NUMBER OF SHARES
                           OF COMMON STOCK                    OF COMMON STOCK

                                                                  WITHHELD
                                 FOR                             AUTHORITY

Leonard F. Parker              5,281,706                              0

Robert A. Berman               5,281,706                              0

Douglas A. Parker              5,281,706                              0

Louis K. Adler                 5,281,706                              0

George Asch                    5,281,706                              0

Richard A. Bartlett            5,281,706                              0

Scott A. Kaniewski             5,281,706                              0

2. Ratification of Appointment of Auditors: To ratify the appointment of BDO Seidman, LLP as the independent auditors of the Company for the year ending December 31, 1997.

                 FOR                 AGAINST                         ABSTAIN

             4,901,340               183,166                         197,200

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




                                HOSPITALITY WORLDWIDE SERVICES,  INC.


                                By:    /S/ ROBERT A. BERMAN
                                   ----------------------------------------
                                     Robert A. Berman
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER


                               By:    /S/ HOWARD G. ANDERS
                                   -----------------------------------------
                                     HOWARD G. ANDERS
                                     EXECUTIVE VICE PRESIDENT, CHIEF
                                     FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                     OFFICER, PRINCIPAL ACCOUNT OFFICER) AND
                                     SECRETARY

Dated:  November 13, 1997