Form 10-K
period 1997-12-31
HOSPITALITY WORLDWIDE SERVICES INC
filed 1998-03-31
CIK 911434

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

[ ] Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from  _______________  to _________________

Commission file number  0-23054

                      HOSPITALITY WORLDWIDE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

            New York                                         11-3096379
 State or other jurisdiction of                             (IRS Employer
 incorporation or organization                           Identification No.)

    450 PARK AVENUE, SUITE 2603, NEW YORK, NY                   10022
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code          212-223-0699

  Securities registered under Section 12(b)
  of the Exchange Act:                                    Common Stock, par
                                                        value $.0l per share

  Name of Exchange on which registered:                American Stock Exchange

  Securities registered under Section 12(g)
  of the Exchange Act:                                          NONE

      Check  whether the Issuer:  (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [ X ] YES [   ] NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the Common Stock, $.0l par value per share (the "Common Stock"), held by non-affiliates of the Registrant as of March 27, 1998 (based upon the last sale price for the Common Stock on the American Stock Exchange) was approximately $100,600,000.

      The number of shares of Common Stock outstanding as of March 27, 1998 was 11,868,022.


DOCUMENTS INCORPORATED BY REFERENCE Certain portions of the Registrant's definitive proxy statement to be filed not later than April 30, 1998 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER
                  THE SECURITIES LITIGATION REFORM ACT OF 1995


            Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements in this Annual Report on Form 10-K. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. When used in the Annual Report on Form 10-K, the words "estimate," "anticipate," "expect," "believe," and similar expressions are intended to identify forward-looking statements.



                                     PART I



Item 1.     Description of Business

General

      Hospitality Worldwide Services, Inc. (the "Company"), formerly known as Light Savers U.S.A., Inc., was formed under the laws of the State of New York in October 1991. In January 1994, the Company consummated an initial public offering of its common stock. At such time, the Company's principal line of business was to design and market decorative, energy efficient lighting fixtures for the hotel and hospitality industry. The Company's primary marketing tool was the utilization of Con Edison's Applepower Rebate Program (the "Rebate Program"), under which Con Edison offered rebates to those who utilized energy saving devices, such as the Company's lighting fixtures. In 1994, Con Edison substantially reduced the Con Edison Rebate Program, making it less advantageous for the Company to use the Rebate Program as a marketing tool. As a result, the Company's revenues were substantially reduced.

      In August 1995, the Company acquired substantially all of the assets and business and assumed certain liabilities of AGF Interior Services Co., a Florida Corporation ("AGF"), a company that, through its wholly-owned subsidiary, Hospitality Restoration & Builders, Inc., a New York Corporation ("HRB") provided renovation services to the hospitality industry. In December 1995, the Company's Board of Directors, in response to Con Edison's decision to reduce substantially the Con Edison Rebate Program, determined to dispose of the Company's lighting business and concentrate the Company's efforts on renovation services. In February 1996, the Company, AGF, Tova Schwartz, the Company's former President and Chief Executive Officer, and certain other parties thereto entered into a Divestiture, Settlement and Reorganization Agreement (the "Divestiture Agreement") pursuant to which, among other things, (i) the Company sold its lighting business to Tova Schwartz; (ii) Ms. Schwartz resigned from her positions as a director and officer of both the Company and HRB; (iii) the Company repurchased 500,000 shares of Common Stock, $.01 par value of the Company (the "Common Stock") from Ms. Schwartz for $250,000 (which shares were subsequently sold by the Company in a private placement offering); (iv) Ms. Schwartz granted to the Company an option to purchase an additional 1,000,000 shares of Common Stock (all of which were subsequently repurchased by the Company and placed into treasury); and (v) the Company agreed to pay Ms. Schwartz consulting fees for a period of three years of $100,000 per year.

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

      Until January 1997, the Company's only line of business was to provide, through HRB, a complete package of renovation resources to the hospitality industry ranging from pre-planning and scope preparation of a project to performing the renovation requirements and delivering furnished rooms. HRB offers hospitality maintenance services to hotels and hotel chains throughout the continental United States. For over 18 years the Company's renovation division has provided to the hospitality industry renovation and improvements such as vinyl, paint, wallpaper, carpet, installation of new furniture, light carpentry, and masonry work. HRB generally provides its renovation services in an on time, on budget manner, while causing little or no disruption to the ongoing operation of a hotel. HRB has successfully responded to the hotel industry's efforts to increase occupancy, room rates and market share through cosmetic upgrades, which are generally required every four to seven years.

      In January 1997, the Company completed the acquisition of The Leonard Parker Company, ("LPC") and its subsidiary, Parker Reorder Corporation ("Parker Reorder"). LPC, founded in 1969, is a leading purchasing company for the hospitality industry which acts as an agent or principal for the purchase of goods and services for its customers which include major hotel and management companies worldwide. LPC purchases furniture, fixtures and equipment, kitchen supplies, linens and uniforms, guestroom amenities, and other supplies to meet its customers' requirements for new hotel openings and major renovations. In its role as purchasing agent, LPC purchases annually approximately $250 million of goods and services for its customers. Parker Reorder has developed and is marketing a new proprietary software product, Parker FIRST, which allows clients to reorder operating supplies and equipment ("OS & E") and other products on-line and will provide such clients with access to forecasting and product evaluation capabilities. Parker Reorder offers hotel properties the ability to order, on an as needed basis, any and all OS & E products used by such properties. The purchase price of LPC, after final adjustments, of approximately $11,650,000 consisted of 1,250,000 newly issued shares of Common Stock and $5 million stated value of newly issued 6% convertible preferred stock of the Company, convertible, on a formula basis, into not less than 1,000,000 and no more than 4,000,000 shares of Common Stock (at the present stock price) from January 1, 1998 to January 10, 2000. The acquisition has been accounted for as a purchase with the results of LPC included in the consolidated financial statements of the Company from the acquisition date.

      In May 1997, the Company entered into a joint venture ("Apollo Joint Venture") with Apollo Real Estate Advisors II, L.P. ("Apollo") and Watermark Limited LLC ("Watermark"), an affiliate of the Company to identify, acquire, renovate, refurbish and sell hotel properties. The Company will perform all of the renovation and procurement services for each of the properties purchased by the Apollo Joint Venture. In addition, the Company will receive a five percent equity interest in each of the entities formed to purchase such properties in exchange for its contribution of five percent of the total equity required to acquire, renovate and sell such properties. The Apollo Joint Venture intends to own and operate the properties only for the time necessary to upgrade and market them for resale. As an inducement to enter into the Joint Venture Agreement, the Company issued to Apollo a seven-year warrant to purchase 750,000 shares of Common Stock at $8.115 per share. The warrant expires in 2004. The warrant is currently exercisable as to 350,000 shares and becomes exercisable as to the remaining 400,000 shares in increments of 100,000 shares for every $7,500,000 of incremental revenue earned and to be earned by the Company from the Apollo Joint Venture. The Apollo Joint Venture has acquired the Warwick Hotel in Philadelphia, Pennsylvania and has entered into a letter of intent to acquire the Historic Inn in Richmond, Virginia. The Company will fully renovate and refurbish these properties pursuant to a contract with the Apollo Joint Venture operating entity, which is expected to generate approximately $18 million of revenue for the Company in 1998.

      In November 1997, the Company formed a wholly owned subsidiary, Hospitality Construction Corporation ("HCC"), to manage the renovation projects under the Apollo Joint Venture and other properties in which the Company may acquire an ownership interest. HCC is based in Atlanta, Georgia.

      On January 6, 1998, the Company reached an agreement in principle to enter into a master development agreement with Prime Hospitality Corp. ("Prime") to develop 20 hotel properties over a two-year period under the AmeriSuites brand
name.  Under  the  proposed  agreement,   the  Company  will  provide
the site identification, development, construction and purchasing services required for each project and Prime will provide project design and management and franchise services once each property is complete. The Company and Prime will each have a 50% interest in the new hotels. In December 1997, the Company formed a wholly-owned subsidiary, Hospitality Development Services Corporation ("HDS"), to manage the Prime project and any other hotel development projects in the future. HDS is based in New York, New York.

      On January 9, 1998, the Company completed the acquisition of Bekins Distribution Services, Inc. ("Bekins"), a leading provider of transportation, warehousing and installation services to a variety of customers worldwide. Founded in 1969, Bekins is a logistical services company that serves clients who are opening, renovating or relocating facilities by assuring that materials, fixtures, furniture and merchandise are moved from multiple vendor locations to their ultimate destinations in a controlled orderly sequence so that each item can be installed on schedule. The purchase price of Bekins of approximately $11,000,000 consisted of 514,117 shares of Common Stock and the assumption of certain Bekins' debt. The acquisition will be accounted for as a purchase with the results of Bekins included in the consolidated financial statements of the Company from the acquisition date.

      On February 9, 1998, the Company, through its wholly-owned subsidiary, HWS Real Estate Advisory Group, Inc. ("HWS REAG") purchased the assets of Watermark's real estate advisory business. Watermark is an international management company that is the general partner and manages Watertone Holdings LP, a shareholder of the Company. The purchase price for such business was $1,500,000 and its results will be included in the consolidated financial statements of the Company from the acquisition date.

      On March 6, 1998, the Company entered into a joint venture with ING Realty Partners ("ING Joint Venture"), to acquire the Clarion Quality Hotel in Chicago, Illinois. HCC will fully renovate and refurbish this property pursuant to a contract with the ING Joint Venture, which is expected to generate approximately $17 million of revenue for the Company in 1998.

      Financial information about the Company's business segments appears in Footnote 16 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Sales and Marketing

      The Company's sales and marketing strategy is to obtain and maintain strategic alliances with hotel chains and franchises and to focus on customer needs to upscale full service hotels with a global presence.

      The Company's sales and marketing efforts are coordinated by senior executives of the Company, together with salespersons who contact and maintain relationships with appropriate hotel personnel. Because of the Company's commitment to service and customer relationships, the majority of the Company's business comes from referrals and repeat customers.

Competition

      Servicing the hospitality industry is a highly competitive business, with competition based largely on price and quality of service. In its renovation business, the Company primarily competes with small, closely held or family owned businesses. In its purchasing and reorder businesses, the Company competes with other independent procurement companies, hotel purchasing companies and food service distribution companies. With respect to Parker FIRST, the Company expects competition from a number of hotel management companies, hotel companies, franchise operators and other entities who are pursuing the development of software systems that attempt to provide on-line procurement services. There is no single competitor or small number of competitors that is or are dominant in the Company's business areas. However, some of the Company's competitors and potential competitors possess substantially greater financial, personnel, marketing and other resources than the Company.

Regulation

      The Company's renovation business is subject to various federal, state and local laws and regulations, pursuant to which it is required to, among other things, obtain licenses and general liability insurance, workers compensation insurance and surety bonds. The Company believes that it is currently in compliance with these laws and regulations in those states in which it currently operates. There are a number of states in which the Company operates where a license is not required. The Company's renovation business currently operates in 27 states and has applications pending in an additional 9 states and the District of Columbia.

      The Company's procurement business is subject to regulation by various state laws and regulations and international customs, duties, taxing and other authorities that regulate the import and distribution of goods. Domestically, the freight carrier provides bills of lading and other documentation that record the pick-up, shipping and delivery of merchandise purchased by the Company on behalf of its clients. Internationally, the Company must comply with the individual county's requirements as they relate to commercial documentation. The Company believes that it is currently in compliance with the laws and regulations in those states and countries in which it currently operates.

Dependence on Customers

      Most of the Company's customers are in the hospitality industry with few of them accounting for a substantial portion of the Company's annual revenues. During the year ended December 31, 1997, one customer accounted for 14% of the Company's net revenues. During the year ended December 31, 1996, two customers accounted for 49% and 31% of the Company's net revenues. In 1995, four customers accounted for 23%, 19%, 18% and 14% of net revenues. As the Company continues to grow and expand its renovation business and diversify its offerings through acquisitions, the Company believes its dependence on significant customers will decrease. There are no assurances that either continued growth or decreased dependence on significant customers will occur.

Employees

      As of December 31, 1997, the Company employed 257 employees. A typical renovation project is staffed by a field supervisor, who hires subcontractors and laborers specifically for the particular project. Each project is staffed by trade subcontractors that may or may not be unionized. The Company purchases workman's compensation insurance for each of its projects. Every contractor and subcontractor is required to sign the Company's standard contract before working on a project. None of the Company's employees are represented by labor unions and the Company believes that its relationship with its employees is good.

Item 2.  Description of Properties

      The Company maintains its executive office at 450 Park Avenue, Suite 2603, New York, New York 10022, where it occupies approximately 6,000 square feet in a multi-story office complex. The Company has entered into a ten-year lease, which expires in January 2007, with an unaffiliated lessor pursuant to which it currently pays an annual fixed rental of $278,000.

      HRB maintains offices at 1840 Century Park East, 10th Floor, Los Angeles, California, 90067, where it occupies approximately 7,400 square feet in a multi-story office complex. HRB has entered into a five-year lease, which expires in March 2003, with an unaffiliated lessor pursuant to which it currently pays an annual fixed rental of approximately $208,000. HRB also maintains a satellite office in Coral Springs, Florida.

      LPC and Parker Reorder maintain their executive offices at 550 Biltmore Way, Coral Gables, Florida, 33134. LPC occupies approximately 18,400 square feet under a lease which expires in August 2002 at an annual fixed rental of $412,000 (exclusive of rent adjustments). LPC also maintains satellite offices in Los Angeles, California, Singapore and South Africa. Parker Reorder occupies approximately 7,300 square feet under a lease which expires in September 2001 at an annual fixed rental of $199,500.

      HCC maintains its executive offices at 1780 Riverwood, 3350 Cumberland Circle, Atlanta, Georgia where it occupies approximately 3000 square feet in a multi-story office complex. HCC has entered into a five-year lease with an unaffiliated lessor that expires in October 2002 at an annual fixed rental of approximately $78,000.

      HDS maintains its executive offices at 711 Third Avenue, New York, New York where it occupies approximately 4,600 square feet under a five-year lease which expires in December 2002 at an annual fixed rental of approximately $145,000.

      Bekins maintains its executive offices at 7711 Bonhomme Avenue, St. Louis, Missouri 63105 and warehouse locations in Las Vegas, Nevada and Orlando, Florida. HWS REAG maintains its executive offices at 225 West Washington Street, Chicago, Illinois 60606 with satellite offices in Denver, Colorado and Stamford, Connecticut.

Item 3.  Legal Proceedings

      The Company is a defendant in various litigation in the normal course of business. Although the outcome of litigation cannot be predicted with certainty, in the opinion of management based on the facts known at this time, the resolution of such litigation is not anticipated to have a material adverse effect on the financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

      NONE



                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

      (a) Market Information. The Common Stock has traded on the American Stock Exchange under the symbol "HWS" since September 18, 1997 and prior thereto traded on the NASDAQ SmallCap Market under the symbol "ROOM." The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock for the fiscal periods specified.


                                                  High                  Low
                                                  ----                 ----
Fiscal 1996
---------
First Quarter..........................         $ 1-11/16         $     5/8
Second Quarter.........................             2-1/8            1-9/16
Third Quarter..........................            3-3/16             1-5/8
Fourth Quarter.........................             6-7/8             2-5/8

Fiscal 1997
---------
First Quarter..........................         $ 8-11/16         $ 5-15/16
Second Quarter.........................             9-3/8             5-3/8
Third Quarter..........................           14-3/16             7-3/8
Fourth Quarter.........................          13-15/16             8-1/2

      On March 27, 1998, the last reported sales price of the Common Stock on the American Stock Exchange was $10.00 per share.

      (b) Holders. As of March 27, 1998, there were approximately 95 record holders and approximately 1,877 beneficial holders of the Common Stock.

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

Item 6.  Selected Financial Data (a)

                                                                                 Years Ended December 31,
                                                                                     (in thousands)
                                                             1993          1994           1995           1996         1997
                                                             ----          ----           ----           ----         ----
Net Revenues                                               $2,354          $524         $4,980        $24,367      $85,442
Income (loss) from continuing operations                      526       (1,285)          (380)          1,907        (844)
Basic earnings (loss) from continuing operations              .17         (.28)          (.07)            .27        (.13)
    per common share
Diluted earnings (loss) from continuing operations            .17           (b)            (b)            .27          (b)
    per common share
Total assets                                                2,565         4,492         10,031         12,750       84,268
Long-term debt                                                450            --             --             --           --

(a) No cash dividends were declared during the five-year period presented above. See Item 1. Description of Business for a description of all acquisitions during the five-year period. All amounts presented in thousands except for earnings (loss) per common share.
(b)   Antidilutive.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations Overview

      From its inception in 1991 to August 1995, the Company's only source of revenues was its decorative energy-efficient lighting fixture design, manufacturing and installation business. The Company acquired its renovation business in August 1995 and disposed of its lighting business in February 1996. As part of its strategy to further its position as one of the leading providers of renovation and procurement services for the hospitality industry on a global basis, the Company acquired its procurement and reorder businesses in January 1997. As a result of this significant change in the company's business focus, period to period historical comparisons are not considered meaningful.

      Additionally, historical comparisons are not considered meaningful because revenue recognition methodologies vary across the Company's businesses. The Company recognizes all revenues associated with a renovation project on a percentage of completion basis, as if the Company were a general contractor. As part of this process, the Company develops a complete scope of work to be performed and invoices its clients on a monthly or bi-monthly basis as work is performed. The Company's cost of renovation services has been relatively stable over the past two years. In contrast to the Company's recognition of renovation revenues, the Company recognizes procurement revenues in three ways: (i) when the Company is a principal, during which it functions as a purchaser and reseller of products, the Company recognizes all revenues associated with the products it purchases at the time of shipment of the respective product, (ii) when the Company acts as an agent only, service fee income is recognized as revenue at the time the service is provided, and (iii) when the Company provides these services under long-term contracts, earnings are recognized under the percentage of completion method, based on efforts expended over the life of the contract. In each case, the Company charges its clients a procurement fee based upon the amount of time and effort it expects to spend on a project. The Company intends to continue to expand its role as a purchaser and reseller because the Company believes that it can enter into more advantageous arrangements with its vendors when acting as principal rather than agent. Under each method of procurement revenue recognition, profits primarily include only procurement service fees. The Company realizes reorder revenue based on the fees it charges its clients for services rendered.

Results of Operations: Fiscal 1997 Compared to Fiscal 1996.

      Revenues for the year ended December 31, 1997 were $85,441,712, compared to $24,367,112 for 1996. The increase in revenue resulted primarily from the acquisition of LPC and Parker Reorder in January 1997.

      Gross profit for the year ended December 31, 1997 was $13,960,717, or 16.3% of revenues, compared to $6,077,188, or 24.9% of revenues, for 1996. The decrease in gross profit as a percent of revenues in 1997 was due to the addition of LPC and Parker Reorder, whose purchasing operations operate at a lower gross profit percentage than the Company's renovation business. A significant portion of its purchasing revenues and costs included the resale of furniture and fixtures at little or no markup. The Company's purchasing income is the result of fees charged to its clients based upon the amount of time and effort it expects to spend on projects.

      Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1997 were $13,776,081, or 16.1% of revenues, compared to $3,218,520, or 13.2% of revenues, for 1996. Included in SG&A expenses for the years ended December 31, 1997 and 1996 were $778,825 and $383,922, respectively, of amortization of goodwill on acquisitions. The increase in SG&A expenses in 1997 was due to the addition of LPC and Parker Reorder as well as the development of an administrative infrastructure to control future growth.

      Income from operations for the year ended December 31, 1997 was $184,636, compared to $2,858,668, for 1996. Operating profits decreased in 1997 due to an increase in SG&A expenses and a decrease in gross profit percentage.

      As an inducement to enter into the Apollo Joint Venture, the Company issued to Apollo a warrant to purchase 750,000 shares of common stock, of which 250,000 shares were exercisable upon entering into the agreement in May 1997 and the remaining shares become exercisable based on incremental revenue to the Company. The fair value of the warrants for the 250,000 shares were recognized as warrant expense in 1997 in the amount of $1,287,500.

      The provision for income taxes for the year ended December 31, 1997 was $227,988, compared to $926,325 for the same period last year. The decrease in the provision for income taxes was primarily due to decrease in income (loss) before income taxes. For 1997, although the Company had a loss from continuing operations before income taxes, an income tax provision was recorded primarily due to the non-deductibility of goodwill amortization and state and local taxes payable.

      The net loss for the year ended December 31, 1997 was $843,649, compared to net income of $1,842,678, for 1996.

Results of Operations: Fiscal 1996 Compared to Fiscal 1995
(Period from August 1, 1995 to December 31, 1995).

      Revenues for the year ended December 31, 1996 were $24,367,112, compared to $4,980,291, for 1995. Revenues for the Company increased significantly due to the growth in the Company's renovation business from increased sales and marketing efforts and the establishment of the Company's name in the hospitality industry. The 1995 revenues were for the five months ended December 31, 1995, the period for which the Company owned the HRB business.

      Gross profit for the year ended December 31, 1996 was $6,077,188, or 24.9% of revenues, compared to $1,156,512, or 23.2% of revenues, for 1995.

      SG&A expenses for the year ended December 31, 1996 were $3,218,520, or 13.2% of revenues, compared to $1,619,189, or 32.5% of revenues, for 1995. Included in the SG&A expenses for the years ended December 31, 1996 and December 31, 1995 was $383,922 and $166,048, respectively, of amortization of goodwill for the acquisition of HRB. The Company believes that these costs will continue to increase as its business grows and as it develops a larger infrastructure to handle future growth.

However, due to rapidly increasing revenues, and a majority of the Company's resources dedicated to operations, these costs should continue to decline as a percentage of revenues.

      Income (loss) from operations for the year ended December 31, 1996 was $2,858,668, compared to ($462,677) for the same period in 1995. Operating profits increased in 1996 due to larger revenues and the ability of the Company to maintain low SG&A expenses as a percentage of sales. The loss from operations for 1995 is the result of increased overhead in an unsuccessful attempt to grow the lighting business that was subsequently discontinued.

      Income tax expense for the year ended December 31, 1996 was $926,325, compared to $25,000 for the same period in 1995. The 1996 expense is below the federal and state statutory tax rates due mainly to a reduction in the valuation allowance.

      Net income for the year ended December 31, 1996 was $1,842,678, compared to a net loss of $1,115,969 for the period ended December 31, 1995.

Liquidity and Capital Resources

      The Company's short-term and long-term liquidity requirements generally consist of operating capital for its purchasing and renovation businesses and SG&A expenses. The Company continues to satisfy its short-term and long-term liquidity requirements with cash generated from operations and funds from a public offering of its Common Stock in September 1997. Due to the nature of the Company's businesses, with a majority of its resources allocated to personnel for performance of its services, capital requirements are insignificant.

      Net cash provided by operating activities was $3,279,325 for the year ended December 31, 1997, compared to net cash used of $1,120,028 for the same period last year. During the year ended December 31, 1997, the Company's accounts receivable and costs in excess of billing increased by $13,543,701. This increase was partially offset by an increase of accounts payable and accrued liabilities of $10,896,395. Due to the Company's rapid growth, acquisitions, and the additional work performed on numerous projects, accounts receivable increased significantly at December 31, 1997 when compared to December 31, 1996. The Company expects to collect these receivables fully in 1997.

      Net cash used by investing activities for the year ended December 31, 1997 was $21,131,147, compared to net cash provided of $649,318 for the same period last year. The change is primarily the result of the purchase of marketable securities with the proceeds of the public offering in September, 1997 and the purchase of software for the Parker FIRST system.

      Net cash provided by financing activities increased to $29,539,760 in 1997 primarily as a result of the Company's public offering in September, 1997.

      In September 1997, the Company repaid all outstanding borrowings under its secured line of credit with Marine Midland Bank of New York ("Bank"). In March 1998, the Company obtained a $7,000,000 unsecured line of credit.

      In January 1997, the Company acquired 100% of the outstanding capital stock of LPC. The purchase price for LPC, after final adjustments, of approximately $11.65 million consisted of 1,250,000 newly issued shares of Common Stock and 200,000 shares of 6% redeemable convertible preferred, $25 stated value per share, which are convertible, on a formula basis, into 1,000,000 shares of Common Stock (subject to upward adjustment to a maximum of 4,000,000 shares in the event that the market price of the Common Stock is below $5.00 at the time of conversion) during the period from January 10, 1998 to January 10, 2000.

      In May 1997, the Company borrowed $2.2 million from Findim Investments S.A. at an interest rate of

12% per annum in order to exercise its option to purchase 500,000 shares of Common Stock from Tova Schwartz, the Company's former President and Chief Executive Officer. This note was paid in full in September 1997.

      Since January 1, 1996, the Company has issued 940,750 shares of Common Stock in private placements and through the exercise of options and warrants, raising an aggregate of 1,587,755. During such time, the Company repurchased an aggregate of 1,500,000 shares of Common Stock from Tova Schwartz for an aggregate purchase price of $3,362,500.

      As the Company grows and continues to explore opportunities for strategic alliances and acquisitions, investment in additional support systems, including infrastructure and personnel, will be required. The Company expects to increase its costs and expenses in 1998 as it continues to invest in the development of its businesses. Although these increases may result in a short-term reduction in operating margin as a percentage of revenues, the Company anticipates that its investments will have a positive impact on its net revenues on a long-term basis. The Company anticipates making substantial expenditures as it continues to explore expansion though strategic alliances and acquisitions. The Apollo Joint Venture has acquired the Warwick Hotel in Philadelphia, Pennsylvania, and has entered into a letter of intent to purchase a hotel property in Richmond, Virginia. The ING Joint Venture has acquired the Clarion Hotel in Chicago, Illinois.

      To support the Company's growth, as well as to support potential acquisitions of hospitality-related businesses and the formation of strategic alliances, the Company completed a public offering in September 1997 of 3,450,000 shares of Common Stock. The net proceeds of the offering, after deducting applicable issuance costs and expenses were $32,126,630. A portion of the proceeds was used to repay short-term indebtedness with the remainder available for general corporate purposes, including the financing of working capital needs and business development. In conjunction with the public offering, the underwriter was granted a warrant to purchase 356,723 shares of Common Stock at an exercise price of $12.00 per share. The warrant is exercisable in full after one year (September 17, 1998) and expires on September 17, 2002. The number of shares issuable under this warrant are subject to change upon certain events, among them, the declaration of dividends, stock splits or reverse stock splits.

      The Company believes its present cash position, including increasing revenues and cash on hand, and its ability to obtain additional financing as necessary, will allow the Company to meet its short-term operating needs for at least the next twelve months.

Inflation

      Inflation and changing prices during the current fiscal year did not significantly affect the major markets in which the Company conducts its business. In view of the moderate rate of inflation, its impact on the Company's business has not been significant.

Accounting Pronouncements

      The Financial Accounting Standards Board has issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information", both of which the Company will adopt in 1998 and require restatement of prior periods presented.

      Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a separate financial statement.
Comprehensive income generally includes net income as reported by the Company adjusted for foreign currency translation adjustments and unrealized gains and losses on marketable securities that are "available for sale," which are currently reported in the stockholders equity section of the balance sheet.

      Statement No. 131 requires that the company report financial and descriptive information about its reportable operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also establishes standards for related disclosures about products and services, geographic areas  and  major  customers.  Under  this  Statement,  operating  segments  are components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise's chief operational decision-maker in deciding how to allocate resources and in assessing performance. While the Company continues to evaluate the adoption of the new standard, it is likely that its currently reported business segments of Renovation, Purchasing and General Corporate will be maintained with additions for any acquisitions.

      Management has evaluated the impact of Year 2000 issues on the Company's business and operations. The Company believes, based upon its internal reviews and other factors, that future external and internal costs to be incurred relating to the modification of internal-use software for the year 2000 will not have a material adverse effect on the Company's results of operations or financial position.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

      NONE

Item 8.  Financial Statements

      See Index to Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On March 14, 1996, the Company dismissed Arthur Andersen LLP ("Andersen") as its independent accountants. The Company's Board of Directors approved such dismissal. Andersen's accountant's report on the financial statements of the Company for the two prior years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no other reportable events or disagreements with Andersen to report in response to Item 304 of Regulation S-K.

      On March 15, 1996, BDO Seidman, LLP ("BDO") was engaged as new independent accountants to the Company. On November 19, 1997, the Company dismissed BDO as its independent accountants. The Company's Board of Directors approved such dismissal. BDO's accountant's report on the financial statements of the Company for the past two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no other reportable events or disagreements with BDO to report in response to Item 304 of Regulation S-K.

      On November 20, 1997, Andersen was engaged as independent accountants to the Company.

                                     PART IV

Item 14.  Exhibits and Reports on Form 8-K.

(a)    Financial Statements:
       0  Hospitality Worldwide Services, Inc. and Subsidiaries
       0  Report of Independent Public Accountants
       0  Consolidated Financial Statements

(b)    Exhibits

Exhibit
Number                                      Exhibits
-------                                     --------

    * 3.1              Certificate of Incorporation, as amended, of the Company.

      3.2 Amended and Restated By-laws of the Company (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 333-31765).

      4.1              Specimen  Common  Stock   Certificate   (Incorporated  by
                       reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2, No. 33-7094-NY).

      4.2 Rights Agreement dated as of November 24, 1997, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (the "Rights Agreement") (Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on December 2, 1997).

    * 4.3              Amendment to Rights Agreement dated January 7, 1998.

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

      10.5 Consulting Agreement dated February 28, 1996, by and between to Company and Resource Holdings Associates (Incorporated by reference to Exhibit 10.6 of the
                       Company's  Form  10-KSB for the year ended  December  31,
                       1995).

      10.6 Employment Agreement dated April 1, 1996, by and between the Company and Howard G. Anders (Incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the year ended December 31, 1995).

      10.7             1996 Stock  Option Plan  (Incorporated  by  reference  to
                       Exhibit 4(a) to the Company's Registration Statement on Form S-8 filed on February 12, 1997, File No. 333-21689).

      10.8 Form of Option Agreement for the 1996 Plan (Incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-8 filed on February 12, 1997, File No. 333-21689).

      10.9 Form of Stock Agreement for the Outside Directors' Plan (Incorporated by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-8 filed on February 12, 1997, File No. 333-21689).

      10.10 Form of Option Granted to Officers (Incorporated by reference to Exhibit 4(d) to the Company's Registration Statement on Form S-8 filed on February 12, 1997, File No. 333-21689).

      10.11 Agreement and plan of Merger dated as of January 9, 1997, by and among Leonard Parker Company, LPC Acquisition Corp., and the Company (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed January 24, 1997).

      10.12 Employment Agreement, dated as of January 9, 1997, by and among The Leonard Parker Company, the Company and Leonard Parker (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 333-31765).

      10.13 Employment Agreement, dated as of January 9, 1997, by and among The Leonard Parker Company, the Company and Douglas Parker (Incorporated by reference to the Registration Statement on Form SB-2, No. 333-31765).

      10.14 Registration Rights Agreement, date as of January 9, 1997, by and among the Company, Leonard Parker, Douglas Parker, Bradley Parker, Philip Parker, Gregg Parker and Mitchell Parker (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 333-31765).

      10.15 Agreement to Joint Venture, dated as of May 12, 1997, by and among Apollo Real Estate Advisors II, L.P., the Registrant and Watermark Investments Limited, LLC. (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 333-31765).

      10.16 Warrant dated May 12, 1997 issued to Apollo Real Estate Advisors II, L.P. (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 333-31765).

      10.17 Agreement and Plan of Merger, dated as of January 1, 1998, by and among the Company, HWS Acquisition Corp., a Delaware corporation, Bekins Distribution Services Co., Inc. and the Sellers named therein (Incorporated by reference to the Company's Current Report on Form 8-K dated January 9, 1998).

      10.18 Registration Rights Agreement dated as of January 1, 1998, by and among the Company and the Shareholders named therein.

      10.19 Financial Advisory Agreement dated April 10, 1997, by and between the Company and Resource Holdings Associates (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 333-31765).

      11 Computation of earnings per share (Incorporated herein by reference to Note 15 to the Company's Consolidated Financial Statements).

      16.1 Letter from Arthur Andersen LLP dated March 19, 1996 (Incorporated by reference to the Company's Current Report on Form 8-K/A filed March 25, 1996).

      16.2 Letter from BDO Seidman, LLP dated November 19, 1997 (Incorporated by reference to the company's Current Report on Form 8-K dated November 12, 1997).

      * 21             Subsidiaries of the Company

      * 23.1           Consent of Arthur Andersen LLP dated March 31, 1998

      * 23.2           Consent of BDO Seidman, LLP dated March 31, 1998

      * 27             Financial Data Schedule
----------
      *Filed herewith.

(c)   Reports on Form 8-K

Form 8-K dated November 11, 1997, filed with the Commission on December 2, 1997, reporting Item 5, Other Events.

Form 8-K dated  November 12,  1997,  filed with the  Commission  on December 19,
     1997, reporting Item 4, Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HOSPITALITY WORLDWIDE SERVICES, INC.

Dated: March 31, 1998           By:          /S/ ROBERT A. BERMAN
                                            -------------------------
                                Robert A. Berman, Chairman of the Board, Chief
                                Executive Officer, (principal executive officer)
                                and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature Title Date

/S/ Robert A. Berman           Chairman of the Board,             March 31, 1998
---------------------------
Robert A. Berman               Chief Executive Officer
                               (principal executive officer)
                               and Director

                               Chairman Emeritus of the Board
---------------------------
Leonard F. Parker              and Director

/S/ Douglas Parker             President and Director             March 31, 1998
---------------------------
Douglas Parker

/S/ Howard G. Anders           Executive Vice President,          March 31, 1998
---------------------------
Howard G. Anders               Chief Financial Officer,
                               (principal financial officer,
                               principal accounting officer)
                               and Secretary

/S/ Scott A. Kaniewski         Director                           March 31, 1998
---------------------------
Scott A. Kaniewski

/S/ Louis K. Adler             Director                           March 31, 1998
---------------------------
Louis K. Adler

/S/ George Asch                Director                           March 31, 1998
---------------------------
George Asch

/S/ Richard A. Bartlett        Director                           March 31, 1998
---------------------------
Richard A. Bartlett

Item 8.  Financial Statements


                          Index to Financial Statements

                                                                        Page No.
                                                                        --------
HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    F-2, F-3

              CONSOLIDATED FINANCIAL STATEMENTS:
                        Balance sheets                                   F-4
                        Statements of operations                         F-5
                        Statement of stockholders' equity                F-6
                        Statements of cash flows                       F-7, F-8
                        Notes to consolidated financial statements     F-9-F-21

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Hospitality Worldwide Services, Inc.


We have  audited the  accompanying  consolidated  balance  sheet of  Hospitality
Worldwide Services, Inc. (a New York Corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hospitality Worldwide Services, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.





Arthur Andersen LLP

/s/ Arthur Andersen LLP
New York, New York
March 30, 1998

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors
Hospitality Worldwide Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Hospitality Worldwide Services, Inc. (formerly Light Savers U.S.A., Inc.) and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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




/s BDO Seidman, LLP
BDO Seidman, LLP


New York, New York
March 21, 1997

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                              December 31,
                                                                                        1997                   1996
                                                                                        ----                   ----
CURRENT ASSETS:
Cash and cash equivalents                                                            $11,964,129        $   276,191
Marketable securities                                                                 18,915,686                 --
Accounts receivable, net of allowance for
   doubtful accounts of  $267,595 and $50,000 (Notes 5 and 10)                        21,932,667          3,134,841
Current portion of note receivable (Note 3)                                              342,144             70,000
Costs and estimated earnings in excess of billings (Note 6)                            3,420,829          2,176,907
Advances to vendors                                                                    4,255,181                 --
Prepaid and other current assets                                                       1,037,480            421,303
                                                                                      ----------         ----------
                                        Total current assets                          61,868,116          6,079,242

Note receivable, less current portion (Note 3)                                                --            280,000
Property and equipment,
    less accumulated depreciation of $337,873 and $61,711 (Note 7)                     3,547,712            142,877
Goodwill and other intangibles,
    less accumulated amortization of $1,489,855 and $549,970 (Note 3)                 17,078,180          6,049,669
Deferred taxes (Note 9)                                                                  739,088             65,280
Other assets                                                                           1,034,595            133,022
                                                                                      ----------         ----------

                                                                                     $84,267,691        $12,750,090
                                                                                      ----------         ----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable  (Note 5)                                                           $16,374,426         $1,175,068
Accrued and other liabilities                                                          2,540,222          1,897,389
Billings in excess of costs and estimated earnings (Note 6)                              295,967            200,802
Customer deposits                                                                     13,323,571                 --
Loan payable  (Note 8)                                                                        --          1,400,000
Income taxes payable                                                                       7,669            297,860
                                                                                      ----------         ----------
                                        Total current liabilities                     32,541,855          4,971,119

Commitments and contingencies (Note 11)




STOCKHOLDERS' EQUITY  (Notes 13, 14 and 17)
Convertible preferred  stock,   $.01  par  value,
      $25  stated  value,   3,000,000   shares authorized,
      200,000 issued and outstanding in 1997, $5,000,000
      liquidation preference                                                           5,000,000                 --
Common stock, $.01 par value, 20,000,000 shares authorized,
      11,345,572 and 7,225,655 issued                                                    113,456             72,257
Additional paid-in capital                                                            47,519,725          8,185,410
Treasury stock, 500,000 common shares in 1996                                                 --           (715,000)
Retained earnings (deficit)                                                            (907,345)            236,304
                                                                                      ----------         ----------
                                        Total stockholders' equity                    51,725,836          7,778,971
                                                                                      ----------         ----------
                                                                                     $84,267,691        $12,750,090
                                                                                      ----------         ----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Year Ended December 31,
                                                                                 1997             1996            1995
                                                                             ------------    ------------    ------------
        Net revenues  (Note 12)                                                85,441,712    $ 24,367,112    $  4,980,291
        Cost of revenues  (Notes 10 and 12)                                    71,480,995      18,289,924       3,823,779
                                                                             ------------    ------------    ------------
                      Gross profit                                             13,960,717       6,077,188       1,156,512
        Selling, general and administrative expenses                           13,776,081       3,218,520       1,619,189
                                                                             ------------    ------------    ------------
                      Income (loss) from operations                               184,636       2,858,668        (462,677)
                                                                             ------------    ------------    ------------
        Other income (expense):
            Interest expense                                                     (287,633)        (26,101)        (13,007)
            Interest income                                                       774,836           1,141         120,257
           Warrant expense                                                     (1,287,500)           --              --
                                                                             ------------    ------------    ------------
                      Total other income (expense)                               (800,297)        (24,960)        107,250
                                                                             ------------    ------------    ------------
                      Income (loss) before income taxes                          (615,661)      2,833,708        (355,427)
        Provision for income taxes  (Note 9)                                      227,988         926,325          25,000
                                                                             ------------    ------------    ------------
                      Income (loss) from continuing operations                   (843,649)      1,907,383        (380,427)
                                                                             ------------    ------------    ------------
        Discontinued operations:  (Note 4)
                      Loss from discontinued operations                              --           (64,705)       (336,736)
                      Loss on disposal of discontinued operations,
                              including provision of $46,000 for operating
                              losses during the phase out period                     --              --          (398,806)
                                                                             ------------    ------------    ------------
                      Loss from discontinued operations                              --           (64,705)       (735,542)
                                                                             ------------    ------------    ------------
        Net income (loss)                                                    $   (843,649)   $  1,842,678    $ (1,115,969)
                                                                             ------------    ------------    ------------

        Basic earnings (loss) per common share:

                    Income (loss) from continuing operations                 $      (0.13)   $       0.27    $      (0.07)
                                                                             ------------    ------------    ------------
                    Discontinued operations:
                        Loss from operations                                         --             (0.01)          (0.06)
                        Loss on disposal                                             --              --             (0.07)
                                                                             ------------    ------------    ------------
                                                                                     --             (0.01)          (0.13)
                                                                             ------------    ------------    ------------
                    Net income (loss)                                        $      (0.13)   $       0.26    $      (0.20)
                                                                             ------------    ------------    ------------

        Diluted earnings (loss) per common share:

                    Income (loss) from continuing operations                          (a)    $       0.27             (a)
                                                                             ------------    ------------    ------------
                    Discontinued operations:
                        Loss from operations                                         --             (0.01)            (a)
                        Loss on disposal                                             --              --               (a)
                                                                             ------------    ------------    ------------
                                                                                     --             (0.01)            (a)
                                                                             ------------    ------------    ------------
                    Net income (loss)                                                 (a)    $       0.26             (a)
                                                                             ------------    ------------    ------------
        Weighted average common shares
             outstanding                                                        8,885,570       6,983,333       5,673,600
                                                                             ------------    ------------    ------------
        Weighted average common and
             common equivalent shares outstanding                               9,876,802       7,131,915       5,700,324
                                                                             ------------    ------------    ------------



(a)    Antidilutive

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                      Preferred Stock                 Common Stock
                                      ----------------             ----------------

                                   Number                        Number                                     Additional
                                     of           Stated           of             Par         Treasury        Paid in
                                   Shares         Value          Shares          Value          Stock         Capital
------------------------------------------------------------------------------------------------------------------------
BALANCE,
  JANUARY 1, 1995                    --        $    --        4,625,655       $ 46,257        $    --     $ 4,590,285
Issuance of 2.5 million
    shares in connection
    with acquisition                 --             --        2,500,000         25,000             --       3,275,000
Sale of available-for-sale
    securities                       --             --               --             --             --              --
Net loss
------------------------------------------------------------------------------------------------------------------------
BALANCE,
  DECEMBER 31, 1995                  --             --        7,125,655         71,257             --       7,865,285
Purchase of
    treasury stock                   --             --       (1,000,000)            --     (1,152,500)             --
Sale of treasury stock               --             --          500,000             --        437,500          62,500
Stock issued in
    settlement of
    service agreements               --             --           75,000            750             --         149,250
Stock options issued
    for services                     --             --               --             --             --          44,000
Exercise of stock
    options and warrants             --             --           25,000            250             --          64,375
Net income                                                           --             --             --              --
------------------------------------------------------------------------------------------------------------------------
BALANCE,
  DECEMBER 31, 1996                  --             --        6,725,655         72,257      (715,000)       8,185,410
Purchase of
    treasury stock                   --             --         (500,000)            --    (2,210,000)              --
Exercise of stock
    options and warrants             --             --          419,917          4,199             --       1,018,931
Issuance of shares in
    connection with
    acquisition                 200,000      5,000,000        1,250,000         12,500             --       6,940,000
Stock issued in
    connection with
    offering, net of expenses        --             --        3,450,000         24,500     2,925,000       27,379,246
Income tax benefit from
    warrants exercised               --             --               --             --             --         360,349
Warrants issued
    for services                     --             --               --             --             --       3,635,789
Net income                           --             --               --             --             --              --
Preferred dividends                  --             --               --             --             --              --
------------------------------------------------------------------------------------------------------------------------
BALANCE,
    DECEMBER 31, 1997           200,000     $5,000,000       11,345,572       $113,456     $       --     $47,519,725
------------------------------------------------------------------------------------------------------------------------

                                 Unrealized
                                  Loss on        Retained         Total
                                 Marketable      Earnings     Stockholders'
                                 securities
 (Deficit)        Equity
------------------------------------------------------------------------------
BALANCE,
  JANUARY 1, 1995               $ (52,938)        $(490,405)    $ 4,093,199
Issuance of 2.5 million
    shares in connection
    with acquisition                    --              --        3,300,000
Sale of available-for-sale
    securities                      52,938              --           52,938
Net loss                                         (1,115,969)     (1,115,969)
------------------------------------------------------------------------------
BALANCE,
  DECEMBER 31, 1995                     --       (1,606,374)      6,330,168
Purchase of
    treasury stock                      --              --       (1,152,500)
Sale of treasury stock                  --              --          500,000
Stock issued in
    settlement of
    service agreements                  --              --          150,000
Stock options issued
    for services                        --              --           44,000
Exercise of stock
    options and warrants                --              --           64,625
Net income                                        1,842,678       1,842,678
------------------------------------------------------------------------------
BALANCE,
  DECEMBER 31, 1996                     --          236,304       7,778,971
Purchase of
    treasury stock                      --              --       (2,210,000)
Exercise of stock
    options and warrants                --              --        1,023,130
Issuance of shares in
    connection with
    acquisition                         --              --       11,952,500
Stock issued in
    connection with
    offering, net of expense            --              --       30,328,746
Income tax benefit from
    warrants exercised                  --              --          360,349
Warrants issued
    for services                        --              --        3,635,789
Net loss                                --         (843,649)       (843,649)
Preferred dividends                     --         (300,000)       (300,000)
------------------------------------------------------------------------------
BALANCE,
    DECEMBER 31, 1997          $        --       $ (907,345)    $51,725,836
------------------------------------------------------------------------------

 The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended December 31,
                                                                                    1997             1996             1995
                                                                                  --------         --------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income (loss)                                                   $   (843,649)   $  1,842,678    $ (1,115,969)
           Adjustments to reconcile net income (loss) to net cash
                provided by (used in ) operating activities:
                Depreciation and amortization                                     1,114,001         404,114         178,801
                Provision for losses on accounts receivable                            --              --           125,366
                Loss on disposal of discontinued operations                            --              --           398,806
                Realized loss on sale of securities                                    --              --            52,938
                Stock based compensation charge                                   1,593,420          44,000            --
                Deferred income tax provision                                      (668,422)        (65,280)           --
           (Increase) decrease in current assets:
                Accounts receivable                                             (12,299,779)     (1,548,005)       (539,439)
                Current assets of discontinued operations                              --           145,317        (145,317)
                Costs in excess of billings                                      (1,243,922)     (2,047,173)       (129,734)
                Advances to vendors                                              (4,255,181)           --              --
                Prepaid and other current assets                                     36,528        (290,632)        182,029
                Increase in other assets                                           (901,573)        (81,014)         (9,632)
           Increase (decrease) in current liabilities:
                Accounts payable                                                 10,579,593         134,481         495,158
                Accrued and other liabilities                                       316,802         862,204         360,172
                Billings in excess of costs                                          95,165        (419,772)       (640,175)
                Customer deposits                                                10,046,533            --              --
                Accrued loss on disposal of discontinued operations                    --          (398,806)           --
                Income taxes payable                                               (290,191)        297,860            --
                                                                               ------------    ------------    ------------
                Net cash provided by (used in) operating activities               3,279,325      (1,120,028)       (786,996)
                                                                               ------------    ------------    ------------
        CASH FLOWS FROM INVESTING ACTIVITIES:
                Sale of marketable securities                                          --              --         3,047,243
                (Purchase) sale of short term marketable securities             (18,915,686)        715,000        (715,000)
                Cash acquired upon acquisition, net of acquisition costs            479,061            --           125,966
                Purchase of property and equipment                               (2,694,522)        (65,682)        (40,819)
                                                                               ------------    ------------    ------------
                Net cash provided by (used in) investing activities             (21,131,147)        649,318       2,417,390
                                                                               ------------    ------------    ------------
        CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from borrowings on loan payable                          3,180,000       1,400,000         455,926
                Repayment of loan payable                                        (4,580,000)       (455,926)           --
                Purchase of treasury stock                                       (2,210,000)     (1,152,500)           --
                Proceeds from sale of treasury stock                                   --           500,000            --
                Note receivable                                                        --              --        (2,574,521)
                Proceeds from stock offering                                     32,126,630            --              --
                  Proceeds from exercise of stock options and warrants            1,023,130          64,625            --
                                                                               ------------    ------------    ------------
                Net cash provided by (used in) financing activities              29,539,760         356,199      (2,118,595)
                                                                               ------------    ------------    ------------
        NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                    11,687,938        (114,511)       (488,201)
        CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              276,191         390,702         878,903
                                                                               ------------    ------------    ------------
        CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 11,964,129    $    276,191    $    390,702
                                                                               ------------    ------------    ------------

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Year Ended December 31,
                                                                                 1997              1996              1995
                                                                               ---------         ---------         --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
                  Interest                                                   $   178,113      $    26,101       $    12,486
                  Income taxes                                                   785,127          696,324              --
        NON-CASH INVESTING & FINANCING ACTIVITIES:
        Fair value (including goodwill) of net assets acquired                11,166,229             --           5,450,000
        Stock issued for assets acquired                                      11,952,500             --          (3,300,000)
        Note payable for assets acquired                                            --               --          (2,150,000)
        Issuance of stock for repayment of debt                                     --            150,000              --
        Repayment of debt from issuance of stock                                    --           (150,000)             --
        Preferred stock dividends not paid in lieu of
              purchase price reduction for LPC acquisition                       300,000             --                --
        Warrants granted and exercisable by Apollo                             1,837,527             --                --
        Warrants granted to underwriters for stock offering                    1,798,262             --                --



The accompanying notes to consolidated financial statements are an integral part of these statements.

                      HOSPITALITY WORLDWIDE SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

      Hospitality Worldwide Services, Inc., formerly known as Light Savers U.S.A., Inc. (the "Company"), was incorporated in the State of New York on October 10, 1991. Through its wholly owned operating subsidiaries, the Company provides interior and exterior cosmetic renovations and maintenance and acts as a purchasing agent and principal for leading hotel and hospitality customers nationwide.

2.  Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company also has an investment in a real estate joint venture, which is accounted for under the cost method. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified in the consolidated financial statements in order to provide a presentation consistent with the current year.


      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing the Company's financial statements are reasonable and prudent, however, actual results could differ from those estimates.

      Revenue Recognition

Renovation

      The Company determines renovation earnings under the percentage of completion method. Under this method, the Company recognizes as earnings that portion of the total earnings anticipated from a contract which the cost of the work completed bears to the estimated total cost of the work covered by the contract. To the extent that contracts extend over more than one year, revisions in costs and earnings estimates during the course of the work are reflected in the year in which the facts which require the revision become known. Due to uncertainties inherent in the estimation process, it is reasonably possible that such estimates will be revised over the next year. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will occur. Claims are included in earnings from renovation contracts at an amount based on the related contract costs when realization is probable and the amount can be reliably estimated

      The Company continuously reviews estimated earnings from renovation contracts and makes necessary adjustments based on current evaluations of the indicated outcome.

      Cost of renovation contracts include all direct material, labor and subcontracting costs, and those indirect costs related to contract performance that are identifiable with or allocable to the contracts.

Procurement

      Revenues are recognized three ways: (i) when the Company is a principal, during which it functions as a purchaser and reseller of products, the Company recognizes all revenues associated with the products it purchases at the time of shipment of the respective product, (ii) when the Company acts as an agent, revenue is recognized as service fee income at the time the service is provided, and (iii) when the Company provides these services under long-term contracts, earnings are recognized under the percentage of completion method based on efforts expended over the life of the contract. Revenues from procurement contracts include both resale of product and service fee income.

      Customer deposits consist of amounts remitted to the Company by customers as deposits on specific contracts. Advances to vendors consist of amounts paid by the Company to vendors on specific contracts.

      Depreciation and Amortization

      The Company calculates depreciation on property and equipment on the straight-line method. Estimated useful lives are as follows: office equipment, 5 years; software, 5 years; and furniture and fixtures, 10 years. Leasehold improvements to property used in the Company's operations are amortized on a straight-line basis over the lease terms. Maintenance and repairs are expensed currently, while expenditures for betterments are capitalized.

      Goodwill

      Goodwill is amortized on a straight-line basis over its estimated useful life of 17-30 years. Goodwill represents the costs of acquisition in excess of the fair value of net assets acquired at the date of acquisition.

      Earnings Per Share of Common Stock

      In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for prior periods have been restated to conform to the new requirements.

      Basic earnings per common share are based on net income less preferred stock dividends divided by the weighted average number of common shares outstanding. Diluted earnings per common share are adjusted to reflect the assumed conversion of convertible preferred stock and the elimination of the preferred stock dividends, if such conversion is dilutive, and the weighted average number of common share equivalents from stock options and warrants.

      Income Taxes

      Deferred income tax assets or liabilities are computed based on the difference between the financial reporting and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period.

      Cash Equivalents

      The Company considers all highly liquid investments purchased with maturities of 90 days or less to be cash equivalents.

      Marketable Securities

      Marketable securities which consist of commercial paper and treasury notes maturing in six months or less are classified as available-for-sale or as held-to-maturity, based on the Company's intended holding period. Available-for-sale investments are reported at fair value with unrealized gains or losses, if any, reported as a separate component of stockholder's equity. Held-to-maturity investments are reported at amortized cost. The cost basis of securities is determined on a specific identification basis in calculating gains and losses.

      Long-Lived Assets

      In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired, given that the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount should be written down to fair value. In addition, SFAS No. 121 requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The effect of the adoption of this standard was not material to the consolidated financial statements.

      Stock -Based Compensation

      The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Expenses related to stock options and warrants issued to non-employees are accounted for using the fair value of the security at the date of grant based on option-pricing models.

      Comprehensive Income

      In July 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a separate financial statement. Comprehensive income generally includes net income as reported by the Company adjusted for cumulative foreign translation adjustments and unrealized gains and losses on marketable securities that are available-for-sale, which are currently reported in the stockholders' equity section of the balance sheet. The statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the standard at the beginning of 1998, and will restate prior periods presented.

3.  Acquisition of Businesses

      On August 1, 1995, the Company acquired substantially all of the assets and business and assumed certain liabilities of AGF Interior Services Co. ("AGF") through its wholly owned subsidiary, Hospitality Restoration & Builders ("HRB"). HRB provides interior and exterior cosmetic renovations and maintenance for leading hotel and hospitality customers nationwide. The aggregate consideration for the acquisition was $5,450,000. The purchase price consisted of a $2,150,000 promissory note payable to AGF over five years, bearing interest at 8% per annum and 2,500,000 shares of the Company's common stock issued in the name of AGF's sole stockholder, Watermark Investments Limited ("Watermark"). The acquisition resulted in goodwill of approximately $6,600,000, which is being amortized on a straight-line basis over its estimated useful life of 17 years. The acquisition was accounted for as a purchase with the results of HRB included in the consolidated financial statements from the acquisition date. On May 23, 1995, the Company loaned AGF $2,500,000, secured by a promissory note, payable over five years and bearing interest at 8% per annum. On April 12, 1996, the Company and Watermark agreed to offset the $2,150,000 note payable and the $2,500,000 note receivable, with a net balance of $350,000 receivable in 60 equal monthly installments at 7% per annum with payments commencing January 1997. This note was paid in full in February 1998.

      In January 1997, the Company completed the acquisition of Leonard Parker Company ("LPC") and Parker Reorder Corporation ("Parker Reorder"). LPC, a leading purchasing company for the hospitality industry, acts as an agent or principal for the purchase of goods and services for its customers which include major hotel and management companies worldwide. Parker Reorder has developed and is marketing a new proprietary software product, Parker FIRST, which allows clients to reorder operating supplies and equipment ("OS&E") and other products on-line and will provide such clients with access to forecasting and product evaluation capabilities. The purchase price of LPC and Parker Reorder, after final adjustments, was approximately $11,650,000 which consisted primarily of 1,250,000 newly issued shares of Common Stock and $5 million stated value of newly issued 6% convertible preferred stock of the Company, convertible, on a formula basis, into not less than 1,000,000 shares and no more than 4,000,000 shares of Common Stock (at the present stock price) from January 1, 1998 to January 10, 2000. The acquisition resulted in goodwill of approximately $11,400,000, which is being amortized on a straight-line basis over its estimated useful life of 30 years. The acquisition was accounted for as a purchase with the results of LPC and Parker Reorder included in the consolidated financial statements of the Company from the acquisition date.

      The following pro forma consolidated financial information has been prepared to reflect the acquisition of the assets and business of AGF, LPC and Parker Reorder. The pro forma financial information is based on the historical financial statements of the Company and AGF, LPC and Parker Reorder, and should be read in conjunction with the accompanying footnotes. The accompanying pro forma operating statements are presented as if the acquisitions occurred on January 1, 1995. The pro forma financial information is unaudited and is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as of January 1, 1995, and neither is it necessarily indicative of the results of operations for future periods.

Year Ended December 31                                                                1996                         1995
----------------------------------------------------------------------------------------------------------------------------------
(unaudited)
Net sales                                                                           $83,067,724                 $ 52,302,744
Net income (loss) from continuing operations applicable to common shares              1,435,165                   (1,537,048)
Diluted loss per share from continuing operations                                          0.17                        (0.15)
----------------------------------------------------------------------------------------------------------------------------------

      The above unaudited pro forma statements have been adjusted to reflect the amortization of goodwill as generated by the acquisitions over 17 and 30 year periods, interest income on the $350,000 Watermark note receivable, elimination of the interest income on the $2,500,000 loan to AGF, dividends of 6% on $5,000,000 preferred shares in the LPC transaction, LPC's officers compensation based on employment agreements entered into at the date of acquisition, additional income taxes on pro forma income and the 3,750,000 common shares and $5,000,000 preferred shares issued as consideration in the transactions.

4.  Discontinued Operations

      In December 1995, the Company determined to focus its resources on its hospitality and restoration business and discontinue its lighting business. On February 26, 1996, the Company entered into a divestiture agreement with its former President. In accordance with the agreement, the Company disposed of the lighting business, together with its accounts receivable, inventory and fixed assets to the former President, who also assumed certain liabilities. Additionally, in accordance with the agreement, the following occurred: (i) the Company repurchased 500,000 shares of common stock from the former President for $250,000 with a market value of $437,500; (ii) the Company retained the former President as a consultant for a three year period at an annual salary of $100,000, (iii) the former President granted to the Company the option to purchase an additional 1,000,000 shares of common stock over a two year period at a 33% discount from the average trading price for the 20 trading days prior to purchase, but not below certain minimum set prices. The Company repurchased 500,000 of the optioned shares in October 1996 for $715,000 and repurchased the remaining 500,000 shares in May 1997 for $2,210,000.

      In 1995, the Company incurred a loss on disposal of discontinued operations of $398,806, which primarily includes the present value of the consulting fees payable to the former President and a provision of $46,000 for operating losses during the phase out period. Revenues of the lighting business segment for 1995 was $530,000. In 1996, the Company incurred additional losses from discontinued operations of $64,705.

5.  Accounts Receivable/Accounts Payable

      Accounts receivable include retainages of $636,577 at December 31, 1997 and $585,149 at December 31, 1996, on contracts which are collectible upon the acceptance by the owner. All amounts at December 31, 1996 were collected in 1997 and amounts at December 31, 1997 are anticipated to be collected in their entirety in 1998.

      The Company withholds a portion of payments due subcontractors as retainages, which amounted to $212,278 at December 31, 1997 and $181,528 at December 31, 1996. The subcontractor balances are paid when the Company collects its retainages receivable.


6.  Costs and Estimated Earnings on Uncompleted Contracts

      Costs and estimated earnings in excess of billings on uncompleted contracts represent unbilled receivables. Billings on uncompleted contracts in excess of costs and estimated earnings represent deferred revenue, and consist of:

                                                                                                            December 31,
                                                                                                    1997                     1996
------------------------------------------------------------------------------------------------------------------------------------
      Costs incurred on uncompleted contracts                                                    $15,629,620           $ 19,962,133
      Estimated earnings                                                                           7,333,524              7,027,729
      Billings to date                                                                           (19,838,282)           (25,013,757)
-----------------------------------------------------------------------------------------------------------------------------------=
      Costs and estimated earnings on uncompleted
        contracts in excess of billings                                                           $3,124,862           $  1,976,105
------------------------------------------------------------------------------------------------------------------------------------
      Included in the accompanying consolidated balance sheet under the following captions:
      Costs and estimated earnings in excess of billings                                          $3,420,829           $  2,176,907
      Billings in excess of costs and estimated earnings                                            (295,967)              (200,802)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $3,124,862             $1,976,105
------------------------------------------------------------------------------------------------------------------------------------


7.  Property and Equipment

      Property and equipment consist of the following:

                                                                                                             December 31
                                                                                                      1997                  1996
------------------------------------------------------------------------------------------------------------------------------------
         Furniture and fixtures                                                                     $347,769               $ 52,048
         Office equipment                                                                          1,068,352                134,153
         Leasehold improvements                                                                      245,297                 18,387
         Software                                                                                  2,224,167                    --
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   3,885,585                204,588
            Less: Accumulated depreciation and amortization                                        (337,873)                (61,711)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $3,547,712              $ 142,877
------------------------------------------------------------------------------------------------------------------------------------


8.  Loan Payable

      In 1996, the Company secured a line of credit with a bank. The line provided for borrowings of up to $2.5 million, with interest at prime plus 1/2% (8.75% at December 31, 1996) and was collateralized by all Company assets and was guaranteed by HRB. At December 31, 1996 the Company had an outstanding balance of $1.4 million on the line. In September 1997, the Company repaid all outstanding borrowings under the line. The weighted average interest for 1997 was 8.92%.

      In May 1997, the Company borrowed $2.2 million at an annual interest rate of 12%. The proceeds of the borrowing were used to repurchase 500,000 shares from the Company's former President (Note 4). The note was paid in full in September 1997.

9.  Income Taxes

      The provision for income taxes consists of the following:

                                                                                      Year ended December 31,
                                                                           1997                 1996                  1995
------------------------------------------------------------------------------------------------------------------------------------
                 Current:
                             Federal                                   $ 360,349             $ 620,929             $  25,000
                             State and Local                             536,061               370,676                  --
------------------------------------------------------------------------------------------------------------------------------------
                                                                         896,410               991,605                25,000
------------------------------------------------------------------------------------------------------------------------------------

                 Deferred:
                             Federal                                    (465,547)              (65,280)                 --
                             State and Local                            (202,875)                 --                    --
------------------------------------------------------------------------------------------------------------------------------------
                                                                        (668,422)              (65,280)                 --
------------------------------------------------------------------------------------------------------------------------------------
                 Total                                                 $ 227,988             $ 926,325             $  25,000
------------------------------------------------------------------------------------------------------------------------------------


      The following is a reconciliation of the Company's income taxes based on the statutory rate and the actual provision for income taxes:


                                                                             Year ended December 31,
                                                                 1997                 1996                1995
---------------------------------------------------------------------------------------------------------------------
Statutory federal income tax at 34%                            $ (209,325)          $  963,640          $(120,845)
Increase (decrease) resulting from:
   Reduction (increase) of valuation allowance                         --             (339,120)           101,345
   State and local taxes, net of federal tax benefit              219,903              239,027             16,500
   Nondeductible goodwill amortization and expenses               217,410               62,778             28,000
---------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                     $  227,988           $  926,325         $   25,000
---------------------------------------------------------------------------------------------------------------------



      Deferred  income  taxes  result  from  temporary  differences  between the financial reporting carrying amounts and the tax bases of assets and liabilities. The source of these differences and tax effect of each at December 31, 1997 and 1996 are as follows:

Deferred Income Tax Liability (Asset)                1997        1996
------------------------------------------------------------------------
        Warrant expense                         $(735,016)    $    --
        Rent expense                              (52,800)         --
        Goodwill amortization                      50,017        22,000
        Allowance for doubtful accounts           (64,881)         --
        Other                                      63,592       (87,280)
                                                              ---------
                                                ---------     ---------
                                                $(739,088)    $ (65,280)
                                                =========     =========

      The Company has recorded net deferred tax assets at December 31, 1997 and 1996 primarily representing expenses recognized for financial reporting purposes that will be deductible in future years for tax purposes. Management believes that no valuation allowance is required for these assets due to future reversals of existing taxable temporary differences and the expectation that the Company will generate taxable income in future years.


10.  Related Party Transactions

      (a) The Company hired Interstate Interior Services ("Interstate") as a subcontractor on certain of its projects. The President of Interstate is the sister of one of the Company's officers. During 1997, 1996 and from August 1, 1995 through December 31, 1995, the Company paid fees of $0, $172,786 and $712,137, respectively, to Interstate.

      (b) During 1997 and 1996, the Company performed renovation services for Watermark LLC. Watermark LLC is the general partner of Watertone Holdings LP, which is a shareholder of Company common stock. In addition, the Chief Executive Officer of the Company was a director of Watermark LLC. During 1997, the Company and Watermark LLC renegotiated the renovation contract to provide for fees more consistent with a project of similar scope and complexity. As a result of the renegotiations, the Company recognized additional revenues for the year ended December 31, 1997 of $780,183 without an accompanying increase in costs. As of December 31, 1997 and December 31, 1996 the Company had a receivable balance of $0 and $492,124, respectively, from Watermark.

            The following revenues and gross profit have been reflected in the consolidated financial statements:

                                          Year Ended             Year Ended
                                       December 31, 1997      December 31, 1996
            --------------------------------------------------------------------
            Net revenues                 $     780,183        $    526,743
            Cost of revenues                        --             492,283
            --------------------------------------------------------------------
            Gross profit                 $     780,183        $     34,460
            --------------------------------------------------------------------

      (c) In connection with the Apollo Joint Venture (see Note 13), on April 10, 1997, the Company and Resource Holdings entered into a financial advisory agreement pursuant to which Resource Holdings agreed to assist the Company in connection with negotiations relating to the Apollo Joint Venture and to provide general financial advisory, strategic planning and acquisition advice to the Company. In consideration for those services, the Company agreed to pay Resource Holdings 16 1/2% of certain distributions received by the Company from the Apollo Joint Venture (after certain distributions to the joint venture parties and returns on capital invested in each project in which the Apollo Joint Venture participates) and such additional fees to be mutually agreed upon between Resource Holdings and the Company. No distributions were received by the Company from Apollo in 1997.

11.  Commitments and Contingencies

(A) Lease Commitments

      The Company leases office space in New York, California, Atlanta and Florida which expire at various dates through 2007. In conjunction with the acquisition of Bekins in January, 1998 (see Note 17), the Company assumed a ground lease on a building in Orlando, Florida which expires in 2085, with a minimum annual payment of $6,489.

      The aggregate future minimum lease payments due under operating leases are as follows:

December 31
--------------------------------------------------------------------------------
1998                                                                  $1,729,608
1999                                                                   1,626,705
2000                                                                   1,354,771
2001                                                                   1,107,004
2002                                                                     797,168
Thereafter                                                             1,733,129
                                                                       ---------
                                                                      $8,348,385
                                                                       =========

      Rent expense for 1997, 1996 and 1995 was $1,093,686, $120,534 and $88,000,
respectively.

(B) Employment Agreements

      The Company currently has employment agreements with twelve members of management personnel that expire from April 1998 to December 2000 at an aggregate annual compensation of $2,025,000.

(C) Litigation

      The Company is a defendant in various litigation in the normal course of business. Although the outcome of litigation cannot be predicted with certainty, in the opinion of management, based on the facts known at this time, the resolution of such litigation is not anticipated to have a material adverse effect on the financial position or results of operations of the Company.


12.  Major Customers and Subcontractor

      Most of the Company's customers are in the hospitality industry with a few of them accounting for a substantial portion of annual revenues. As a result, the trade accounts receivable and costs and estimated earnings in excess of billings subject the Company to concentration of credit risk. As of December 31, 1996, two customers accounted for approximately 80% and 65% of accounts receivable and costs and estimated earnings in excess of billings, respectively.

      The largest customer of the Company for 1997 accounted for 14% of net revenues. The two largest customers of the Company for 1996 accounted for 49% and 31% of net revenues, and the four largest customers for 1995 accounted for 23%, 19%, 18%, and 14% of net revenues.

      During 1997, no subcontractors accounted for over 10% of the Company's cost revenues. During 1996, 35% of the Company's cost of revenues were costs charged by one subcontractor.

13.  Stockholders' Equity

      In January 1997, in connection with the acquisition of LPC and Parker Reorder, the Company issued 200,000 shares of 6% Convertible Preferred Stock ("LPC Preferred"). The holders of LPC Preferred are entitled to receive cash dividends at the rate of six percent (or $1.50) per annum per share of LPC Preferred (the "Preferred Dividend"), accruing from the date of issuance and payable commencing March 31, 1998. If the Company is legally capable of paying the Preferred Dividend and elects to accrue such amount, such accrued dividends shall bear interest at the rate of 13 1/2% per annum until paid. The holders of the LPC Preferred are also entitled to receive out of the cumulative net profits of Parker Reorder (the "Cumulative Net Profits"), an annual cash payment (the "Participating Dividend") equal to 20% of (i) the Cumulative Net Profits of Parker Reorder measured from January 1, 1997, less (ii) all Participating Dividends previously made to the holders of the LPC Preferred. The holders of the LPC Preferred are also entitled to a liquidation preference of $5,000,000.

      The LPC Preferred is convertible, at any one time during the period from January 10, 1998 to January 10, 2000, into (i) 1,000,000 shares of Common Stock, subject to upward adjustment to a maximum of 4,000,000 shares in the event that the market price of the Common Stock is below $5.00 at the time of conversion, or (ii) 9.80% of the outstanding capital stock of Parker Reorder. At any time after January 10, 2000, the Company shall have the option to redeem the LPC Preferred at a redemption price equal to the Stated Value for each such share of LPC Preferred, plus an amount equal to all accrued and unpaid Preferred Dividends and interest thereon, if any.

      The holders of LPC Preferred are entitled to vote on all matters submitted to the holders of the Common Stock and each share of LPC Preferred is entitled to 4.17 votes. The holders of record of the LPC Preferred, voting as a class, are entitled to elect two directors to the Company's Board of Directors at any time that any of the LPC Preferred is outstanding.

      In May 1997, the Company entered into an Agreement to Joint Venture ("Apollo Joint Venture") with Apollo Real Estate Advisors II, L.P. ("Apollo") and Watermark Limited LLC to identify, acquire, renovate, refurbish and sell hotel properties. The Company will perform all of the renovation and procurement services for each of the properties purchased by the Apollo Joint Venture. In addition, the Company will receive a five percent equity interest in each of the joint venture entities formed to purchase such properties in exchange for its contribution of five percent of the total equity required to acquire, renovate and sell such properties. The joint venture intends to own and operate the properties only for the time necessary to upgrade and market them for resale. As an inducement to enter into the Apollo Joint Venture, the Company issued to Apollo a seven-year warrant to purchase 750,000 shares of Common Stock at $8.115 per share. The warrant expires in 2004. The warrant is currently exercisable as to 350,000 shares and becomes exercisable as to the remaining 400,000 shares in increments of 100,000 shares for every $7,500,000 of incremental revenue earned and to be earned by the Company from the joint venture. The fair value of the warrant for 250,000 shares was $5.15, and for the 100,000 shares was $5.50. In 1997, the Company recognized an expense of $1,448,560 on the 350,000 shares that became exercisable.

      The Company completed a secondary public offering in September 1997 of 3,450,000 shares of Common Stock (inclusive of 1,000,000 shares held in treasury) at $10.25 per share. The net proceeds of the offering, net of issuance costs and expenses, were $32,126,630. A portion of the proceeds was used to repay short-term indebtedness with the remainder available for general corporate purposes, including the financing of working capital needs and business development. In conjunction with the offering, the underwriter was granted a warrant to purchase 356,723 shares of the Company's common stock at an exercise price of $12.00 per share. The fair value of the warrants was $5.04. The warrant is exercisable in full after one year (September 17, 1998) and expires on September 17, 2002. The number of shares issuable under this warrant is subject to change upon certain events, among them, the declaration of dividends, stock splits or reverse stock splits.


14.  Stock Option Plan

      At December 31, 1997, the Company has three stock option plans. As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

      During 1994, the Company's Board of Directors adopted a non-statutory stock option plan for purposes of issuance of shares of the Company's common stock to certain key employees or consultants. With respect thereto, options to purchase a total of 160,000 shares were granted. The stock option plan has been retired, and there are no shares available for grant.

      On September 26, 1996, the Company's Board of Directors adopted the 1996 Stock Option Plan (the "Plan") for the purpose of providing incentive to the officers and employees of the Company who are primarily responsible for the management and growth of the Company. Each option granted pursuant to the Plan shall be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option". The term for each option granted is determined by the Stock Option Committee, which is composed of two or more members of the Board of Directors, provided the maximum length of the term of each option granted will be no more than ten years. Options granted vest over two years.

      On September 26, 1996, the Company's Board of Directors adopted, and the shareholders approved, the 1996 Outside Directors Stock Option Plan (the "Outside Directors' Plan") for the purpose of securing for the Company and its shareholders the benefits arising from stock ownership by its outside directors. Subject to shareholder approval, each outside director who becomes an outside director after March 1, 1996 shall receive the grant of an option to purchase 15,000 shares of common stock. To the extent that shares of common stock remain available for the grant of options under the Outside Directors Plan on April 1 of each year, beginning on April 1, 1997, each outside director shall be granted an option to purchase 10,000 shares of common stock. Options granted under the Outside Directors Plan vest over two years and shall be exercisable in three equal installments beginning on the first anniversary of the grant date.

      SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value-based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: no dividends paid for all years; expected volatility of 49%, 40% and 40%; risk-free interest rate of 6%, 6.41% and 6.41%; and expected lives of 5.3 years, 2 years and 2 years.

      Under the accounting provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                          1997      1996        1995
------------------------------------------------------------------------
Net income (loss) (in thousands)
                 As reported          $   (844)   $  1,843   $  (1,116)
                 Pro forma            $ (2,031)   $  1,583   $  (1,182)
Basic earnings per share
                 As reported          $  (0.13)   $   0.26   $   (0.20)
                 Pro forma            $  (0.23)   $   0.23   $   (0.21)
Diluted earnings per share
                 As reported                (a)   $   0.26          (a)
                 Pro forma                  (a)   $   0.22          (a)


(a)    Antidilutive



      The following table contains information on stock options for the three year period ended December 31, 1997.
                                                                Weighted
                                               Option           average
                                               shares       exercise price
----------------------------------------------------------------------------
Outstanding, December 31, 1994                85,000           $    1.275
Granted                                       75,000                1.275
Exercised                                       --                   --
Canceled                                        --                   --
----------------------------------------------------------------------------
Outstanding, December 31, 1995               160,000                1.275
Granted                                      984,000                2.500
Exercised                                    (12,500)               1.570
Canceled                                        --
----------------------------------------------------------------------------
Outstanding, December 31, 1996             1,131,500                2.38
Granted                                      738,000                9.29
Exercised                                   (122,250)               2.15
Canceled                                     (19,250)               3.27
----------------------------------------------------------------------------
Outstanding, December 31, 1997             1,728,000           $    5.58
----------------------------------------------------------------------------


                                   Exercise price    Exercise price       Total
                                  less than market   equal to market     options
--------------------------------------------------------------------------------
Weighted-average fair value of:
      Options granted in 1995             --               $0.60         $0.60
      Options granted in 1996             --               $0.82         $0.82
      Options granted in 1997             --               $4.88         $4.88

The following table summarizes information about stock options outstanding at December 31, 1997.

                                Options Outstanding                                         Options Exercisable
---------------------------------------------------------------------------------------------------------------------
         Amount       Weighted Average         Range of Exercise   Weighted Average     Amount         Weighted
       Outstanding  Remaining Contractual            Price         Exercise Price    Exercisable    Average Exercise
                       life (years)                                                                      Price
---------------------------------------------------------------------------------------------------------------------
        992,500            1.80                $   1.275-2.75         $ 2.80            759,875         $2.73
        300,000            2.87                    6.125-6.75           6.67                 --            --
        435,500            5.87                   10.25-12.00          11.15                 --            --
---------------------------------------------------------------------------------------------------------------------
      1,728,000            3.01                 $ 1.275-12.00         $ 5.58            759,875         $2.73




15. Earnings Per Share

      The following table reconciles the components of basic and diluted earnings per share for income (loss) from continuing operations for the years ended December 31, 1997, 1996 and 1995.

                                                                                 1997             1996               1995
----------------------------------------------------------------------------------------------------------------------------
Numerator:
           Income (loss) from continuing operations                          $  (843,649)      $ 1,907,383      $  (380,427)
           Preferred stock dividends                                            (300,000)             --               --
---------------------------------------------------------------------------------------------------------------------------
           Basic earnings (loss) per common share -
                 Income (loss) available to common
                 stockholders from continuing operations                      (1,143,649)       1, 907,383         (380,427)
---------------------------------------------------------------------------------------------------------------------------

           Effect of dilutive securities (a)
             Preferred stock dividends                                              --                --               --
---------------------------------------------------------------------------------------------------------------------------
           Diluted earnings (loss) per common share -
                 Income (loss) available to common
                 stockholders from continuing operations                     $(1,143,649)      $ 1,907,383      $  (380,427)
---------------------------------------------------------------------------------------------------------------------------
        Denominator:
           Basic earnings per common share -
                 weighted average common shares outstanding                    8,885,570         6,983,333        5,673,600
---------------------------------------------------------------------------------------------------------------------------
           Effect of dilutive securities (a):
                 Stock-based compensation plans                                     --             148,582             --
                 Preferred stock                                                    --                --               --
---------------------------------------------------------------------------------------------------------------------------
           Diluted earnings (loss) per common share -
                 weighted average common and common
                 equivalent shares outstanding                                 8,885,570         7,131,915        5,673,600
---------------------------------------------------------------------------------------------------------------------------

        Basic earnings (loss) per common share
           from continuing operations                                        $     (0.13)      $      0.27      $     (0.07)

        Diluted earnings (loss) per common share
           from continuing operations                                                 (a)      $      0.27               (a)

(a) The common stock equivalent shares for the years ended December 31, 1997 and 1995 were 991,232 and 26,724 for the Stock-based compensation plans; and 1,000,000 shares for the convertible preferred stock in 1997. The common stock equivalents for these shares were not included in the calculation of diluted earnings (loss) per common share because the effect would be antidilutive.

16.  Business Segments

                                                                      1997                 1996                    1995
----------------------------------------------------------------------------------------------------------------------------
      Sales to Unaffiliated Customers
                    Renovation                                     $ 19,394,593          $ 24,367,112          $  4,980,291
                    Purchasing                                       64,886,119                  --                    --
                    General Corporate                                 1,161,000                  --                    --
---------------------------------------------------------------------------------------------------------------------------
                                                                   $ 85,441,712          $ 24,367,112          $  4,980,291
---------------------------------------------------------------------------------------------------------------------------

              Inter-segment Sales
                    Renovation                                     $       --            $       --            $       --
                    Purchasing                                          165,000                  --                    --
                    General Corporate                                      --                 115,980                  --
---------------------------------------------------------------------------------------------------------------------------
                                                                   $    165,000          $    115,980          $       --
---------------------------------------------------------------------------------------------------------------------------

              Operating Profit (Loss)
                    Renovation                                     $    842,539          $  3,309,399          $   (160,688)
                    Purchasing                                          190,314                  --                    --
                    General Corporate                                  (848,217)             (450,731)             (301,989)
---------------------------------------------------------------------------------------------------------------------------
                                                                   $    184,636          $  2,858,668          $   (462,677)
---------------------------------------------------------------------------------------------------------------------------

              Identifiable Assets at Year End
                    Renovation                                     $ 10,287,288          $ 12,636,374          $  9,651,800
                    Purchasing                                       39,437,337                  --                    --
                    General Corporate                                34,543,066               113,716               379,446
---------------------------------------------------------------------------------------------------------------------------
                                                                   $ 84,267,691          $ 12,750,090          $ 10,031,246
---------------------------------------------------------------------------------------------------------------------------

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that the Company report financial and descriptive information about its reportable operating segments in financial statements issued to shareholders for interim and annual reports. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. Under this Statement, operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise's chief operational decision-maker in deciding how to allocate resources and in assessing performance. While the Company continues to evaluate the adoption of the new standard, it is likely that its current reported business segments of Renovation, Purchasing and General Corporate will be maintained with additions for any acquisitions. The Statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the standard at the beginning of 1998.

17.  Subsequent Events

      On January 6, 1998, the Company reached an agreement in principle to enter into a master development agreement with Prime Hospitality Corp. ("Prime") to develop twenty hotel properties over a two-year period under the AmeriSuites brand name. Under the proposed agreement, the Company will provide the site identification, development, construction and purchasing services required for each project and Prime will provide project design and management and franchise services once each property is complete. The Company and Prime will be equally responsible for the financing requirements (up to $30 million each) and will each have a 50% interest in the new hotels.

      On January 9, 1998, the Company completed the acquisition of Bekins Distribution Services, Inc. ("Bekins"), a leading provider of transportation, warehousing and installation services to a variety of customers worldwide. Founded in 1969, Bekins is a logistical services company that serves clients who are opening, renovating or relocating facilities by assuring that materials, fixtures, furniture and merchandise are moved from multiple vendor locations to their ultimate destinations in a controlled orderly sequence so that each item can be installed on schedule. The purchase price of Bekins of approximately $11,000,000 consisted of 514,117 shares of Common Stock and the assumption of certain Bekins' debt. The purchase agreement contains a make-whole adjustment whereby, on a formula-basis, additional shares will be transferred if the price of the Company's common stock for the 20 days prior to the one year anniversary date is less than 85% of the share price on the date of acquisition. The acquisition will be accounted for as a purchase with the results of Bekins included in the consolidated financial statements of the Company from the acquisition date.

      On February 9, 1998, the Company purchased the assets of the real estate advisory business from Watermark Limited, LLC, an international management company that is the general partner and manages Watertone Holdings LP, a shareholder of the Company. The resulting wholly owned subsidiary of the Company will be named HWS Real Estate Advisory Group, Inc. ("HWS REAG"). The purchase price of HWS REAG was $1,500,000 and their results will be included in the consolidated financial statements of the Company from the acquisition date.

      In March 1998, the Company obtained a $7,000,000 unsecured line of credit with a bank at an interest rate of prime. The Company drew down on the line of credit for $3,500,000 in March 1998.

      On March 6, 1998, in conjunction with a joint venture formed with ING Realty Partners ("ING Joint Venture"), the Company acquired the Clarion Quality Hotel in Chicago, Illinois. A wholly-owned subsidiary of the Company will fully renovate and refurbish this property pursuant to a contract with the ING Joint Venture, which is expected to generate approximately $17 million of revenue for the Company in 1998.

18.    Quarterly Financial Information (unaudited) (a)

1997 Quarter Ended                                   March 31            June 30         September 30            December 31
--------------------------------------------------------------------------------------------------------------------------------
Net revenues                                          $18,196            $19,513                $16,532             $31,201
Gross profit                                            3,459              4,555                  4,656               1,291
Income (loss) from operations                             815                938                  1,308              (2,876) (d)
Net income (loss)                                         397                430                    719              (2,390)
Basic earnings per common share (b)                       .04                .04                    .08                (.22)
Diluted earnings per common share (b)                     .04                .04                    .07                  (c)


1996 Quarter Ended                                  March 31             June 30         September 30            December 31
-----------------------------------------------------------------------------------------------------------------------------
Net revenues                                         $1,993               $7,423                 $8,240             $6,711
Gross profit                                            316                2,110                  1,988              1,663
Income (loss) from operations                          (124)               1,131                  1,126                726
Net income (loss)                                      (121)                 827                    831                306
Basic earnings per share: (b)
  Income from continuing operations                    (.02)                 .12                    .12                .06
  Net income (loss)                                    (.02)                 .12                    .12                .05
Diluted earnings per share: (b)
  Income from continuing operations                      (c)                 .12                    .11                .05
  Net income (loss)                                      (c)                 .12                    .11                .04



(a)    All amounts except per share data presented in thousands.
(b) The quarterly per share amounts are computed independently of annual amounts.
(c)    Antidilutive
(d) The fourth quarter includes a non cash charge of $1,434 related to the recognition of warrants issued in connection with the Apollo Joint Ventue.