Form 10-K/A
period 1997-12-31
HOSPITALITY WORLDWIDE SERVICES INC
filed 1998-04-29
CIK 911434

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                   FORM 10-K/A
(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 1997
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________ to ___________________

                         Commission file number 1-13381

                      HOSPITALITY WORLDWIDE SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           New York                                   11-3096379
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
 incorporation or organization)

450 Park Avenue, Suite 2603, New York, New York               10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code: (212) 223-0699

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
     Title of Each Class                        on Which Registered
     -------------------                        -------------------

Common Stock, $.01 par value                  American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the Common Stock, $.01 par value per share (the "Common Stock"), held by non-affiliates of the Registrant as of April 27, 1998 (based upon the last sale price for the Common Stock on the American Stock Exchange) was approximately $98,939,137.

         The number of shares of Common Stock outstanding as of April 27, 1998 was 11,868,022.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The directors and executive officers of the Company and their positions with the Company are set forth below.


        Name                  Age                   Position
        ----                  ---                   --------

Robert A. Berman               38         Chairman of the Board, Chief
                                          Executive Officer and Director

Leonard F. Parker              68         Chairman Emeritus

Douglas A. Parker              40         President & Chief Operating Officer

Howard G. Anders               54         Executive Vice President, Chief
                                          Financial Officer & Secretary

Scott A. Kaniewski             34         Director

Louis K. Adler                 62         Director

George Asch                    60         Director

Richard A. Bartlett            40         Director


ROBERT A. BERMAN has been President and Chief Executive Officer and a director of the Company since March 1997. Prior to joining the Company, Mr. Berman served as the Managing Director of Watermark LLC from September 1992 to March 1997 and is currently the sole Manager of Watermark LLC. Mr. Berman is also Vice Chairman and a director of Unistar Gaming Corporation, a wholly-owned subsidiary of Executone Information Systems, and a director of Catskill Development, LLC, the owner of an operating harness track.

LEONARD F. PARKER has been Chairman of the Board of the Company since March 1997. Leonard Parker founded LPC in 1969. Mr. Parker is a graduate of Tulane University and served in the United States Air Force. Prior to founding The Leonard Parker Company ("LPC"), Mr. Parker was employed from 1950 by Maxwell Company, an interior design and furnishing company. Mr. Parker serves on various committees for the Special Olympics. Leonard Parker is the father of Douglas Parker.

DOUGLAS A. PARKER has been President-Purchasing Division and a director of the Company since March 1997. Mr. Parker is also President of LPC. Mr. Parker, a graduate of Tulane University in International Business, has been with LPC for 17 years. Mr. Parker is responsible for the development of the overseas offices in Sandton, Singapore and Dubai, coordinating the international operations and sales, as well as vendor and client relationships. Mr. Parker is also a director of Shelby Williams Industries, Inc. Douglas Parker is the son of Leonard Parker.

HOWARD G. ANDERS has been Executive Vice President, Chief Financial Officer and Secretary of the Company since February 1996 and was the Executive Vice President, Chief Operating Officer and a director of the Company from October 1994 to November 1995. From December 1995 to February 1996, Mr. Anders was an independent consultant. Mr. Anders served as Vice President and Chief Financial Officer of Alpine Lace Brands, Inc. in Maplewood, New Jersey from April 1992 to October 1994. From April 1983 to April 1992, Mr. Anders was President and Chief Operating Officer of North Hills Electronic, Inc. in Glen Cove, New York. Mr. Anders is a graduate of Rutgers University and attended the Harvard Business School PMD Program.

SCOTT A. KANIEWSKI has been a director of the Company since March 1996. Mr. Kaniewski has been a Member of Watermark LLC since February 1995 and the President of Watermark LLC since May 1997. Prior to his involvement with Watermark LLC, Mr. Kaniewski held several positions with VMS Realty Partners, including Vice President of Hotel Investments from December 1988 to March 1995. He is a Certified Public Accountant and a member of the Illinois CPA Society.

LOUIS K. ADLER has been a director of the Company since September 1996. Mr. Adler has been a private investor for over five years in Houston, Texas. He has been Chairman of the Board and President of Bancshares, Inc. (Houston, TX) since 1973; Vice Chairman of the Board since 1992 and a director since 1988 of Luther's Bar-B-Q, Inc., a group of twenty restaurants in Texas, Louisiana and Colorado; a director, Secretary and Treasurer of Warwick Communications,

Inc. since 1993; and a director and officer of several other private companies. Mr. Adler is also a trustee and the President of the Adler Foundation and member of the Dean's Advisory Counsel of Goizueta Business School of Emory University.

GEORGE ASCH has been a director of the Company since September 1996. Since September 1994, Mr. Asch has been a Vice President of Gray, Seifert and Co., Inc. an investment management company which became a wholly-owned independent subsidiary of Legg Mason, Inc. in April 1994. For 25 years prior to joining Gray Seifert and Co., Inc. in August 1990, Mr. Asch served as President of a manufacturing company. He currently serves on the boards of various philanthropic organizations, including the Montefiore Medical Center and the Price Foundation. He is a graduate of Columbia College and served as an officer in the United States Navy.

RICHARD A. BARTLETT has been a director of the Company since September 1996. Mr. Bartlett is a Managing Director of Resource Holdings Limited, a private merchant banking firm in New York City ("Resource Limited"). He specializes in legal aspects of mergers, acquisitions and other corporate restructurings. In that capacity, he sits and has sat on the board of various companies in which Resource Limited and its principals have made investments. From 1987 to 1993, he was a member of the Council of Foreign Relations and is a member of the New York State Bar. Mr. Bartlett received a law degree from Yale Law School and received his B.A. from Princeton University.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. During the year ended December 31, 1997, all of such forms were filed in a timely manner with the exception of
(i) Forms 3 with respect to one transaction for each Leonard Parker, Douglas Parker and Bradley Parker; (ii) Forms 4 with respect to one transaction for each of Richard Bartlett, Scott Kaniewski, George Asch and Louis Adler; and (iii) a Form 5 with respect to one transaction for Watermark LLC.


Meetings and Committees

         The Company's Board of Directors met seven times in 1997. The Compensation Committee and the Audit Committee each met two times in 1997. The Compensation Committee consists of Louis K. Adler, George Asch and Richard A. Bartlett. The Audit Committee consists of Louis K. Adler and George Asch.

Item 11.  EXECUTIVE COMPENSATION

   The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Robert Berman, Leonard Parker, Douglas Parker and Howard Anders, the Company's four most highly compensated executives (the "Named Executive Officers"). There is no other executive officer of the Company whose salary and bonus exceeded $100,000 with respect to the fiscal years ended December 31, 1997, 1996 and 1995.

                          SUMMARY COMPENSATION TABLE(1)


                                            Annual Compensation                       Long-Term Compensation
                                 -----------------------------------          --------------------------------
                                                                                        Awards               Payouts
                                                                              ----------------------        --------
                                                                                              Securities
                                                             Other Annual      Restricted     Underlying      LTIP        All Other
 Name and Principal                Salary        Bonus       Compensation        Stock         Options/      Payouts    Compensation
      Position           Year        ($)          ($)             ($)          Awards ($)      SARs(#)         ($)          ($)
------------------      -----    ---------     --------     -------------     ----------     ----------     --------   ------------

Robert A. Berman (2)     1997     $161,000        --              --              --           160,000         --             --
                         1996        --           --              --              --             --            --             --
                         1995        --           --              --              --             --            --             --


Leonard F. Parker (3)    1997     $250,000        --              --              --             --            --             --
                         1996        --           --              --              --             --            --             --
                         1995        --           --              --              --             --            --             --


Douglas A. Parker (4)    1997     $175,000        --              --              --           100,000         --             --
                         1996        --           --              --              --             --            --             --
                         1995        --           --              --              --             --            --             --


Howard G. Anders (5)     1997     $215,000        --              --              --            15,000         --             --
                         1996     $150,000        --              --              --           100,000         --             --
                         1995     $128,000        --              --              --            50,000         --             --

--------------------
(1) Perquisites and other personal benefits, securities or property to each executive officer did not exceed the lesser of $50,000 or 10% of such executive's salary and bonus.

(2) Mr. Berman joined the Company in March 1997 as the President, Chief Executive Officer and Director. In November 1997, he became the Chairman of the Board, Chief Executive Officer and a Director.

(3) Mr. Leonard Parker joined the Company in March 1997 as Chairman of the Board and Director. In November 1997, he became Chairman Emeritus of the Board of Directors.

(4)      Mr.   Douglas   Parker   joined   the   Company   in   March   1997  as
         President--Purchasing Division and Director. In November 1997, he became the President, Chief Operating Officer and a Director.

(5) Mr. Howard Anders joined the Company in October 1994 as Executive Vice President, Chief Operating Officer and Director. In February 1996, he resigned as a Director of the Company and became the Chief Financial Officer, Executive Vice President and Secretary.

         The following table sets forth certain information regarding stock option grants made to the Named Executive Officers during the fiscal year ended December 31, 1997.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                               Potential
                                                                                                          Realizable Value at
                                                                                                        Assumed Annual Rates of
                                                                                                        Stock Price Appreciation
                                                    Individual Grants                                      For Option Term(1)
                         -------------------------------------------------------------             ------------------------------
                             Number of          % of Total
                            Securities         Options/SARs
                            Underlying           Granted to        Exercise
                           Options/SARs        Employees in          Price         Expiration
         Name               Granted(2)          Fiscal Year        Per Share          Date               5%                10%
-------------------      ---------------     ---------------     -----------     -------------     -------------     --------------
Robert A. Berman......        160,000              21.7%            $12.00          12/17/07         $1,207,477         $3,059,985
Leonard F. Parker.....          --                  --                --               --                --                --
Douglas A. Parker.....        65,000               8.8%              $6.75           1/10/07          $275,927           $699,254
Douglas A. Parker.....        35,000               4.8%             $12.00          12/17/07          $264,136           $669,372
Howard G. Anders......        15,000               2.0%             $12.00          12/17/07          $113,201           $286,874

         The   following   table  sets  forth  certain   information   regarding
unexercised stock options held by the Named Executive Officers as of December 31, 1997.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
                           YEAR-END OPTION/SAR VALUES


                                                                       Number of
                                                                       Securities                    Value of Unexercised
                                                                       Underlying                        In-the-Money
                             Shares                             Unexercised Options/SARs               Options/SARs At
                           Acquired On         Value               At Fiscal Year-End                  Fiscal Year-End
         Name               Exercise        Realized($)       Exercisable/Unexercisable(1)        Exercisable/Unexercisable
---------------------     -----------     -------------    -------------------------------      -----------------------------
Robert A. Berman.......        --               --                     0/160,000                          0/$180,000
Leonard F. Parker......        --               --                        --                                 --
Douglas A. Parker......        --               --                     0/100,000                          0/$453,750
Howard G. Anders.......        --               --                   175,000/40,000                  $1,963,125/$276,250

-------------------
(1) On December 31, 1997, the last reported sales price of the Common Stock on the American Stock Exchange was $13.125 per share.

Long-Term Incentive and Pension Plans

         The Company does not have any long-term incentive or defined benefit pension plans.

Director Compensation

         The Company does not currently compensate directors who are also executive officers of the Company for service on the Board of Directors. Outside directors are paid a fee of $750 and reimbursed for their expenses incurred in attending each meeting of the Board of Directors and its Committees.

         On September 26, 1996, the Company's Board of Directors adopted, and the Company's shareholders approved, the 1996 Outside Directors Stock Option Plan (the "Outside Directors' Plan") for purposes of securing for the Company and its shareholders the benefits arising from stock ownership by its outside directors.

Compensation Committee Interlocks and Insider Participation

         The Company's Compensation Committee, which exercises the power which the Board of Directors would otherwise hold with respect to the grant of options under the 1996 Stock Option Plan as well as the compensation and benefits of all officers of the Company, consists of Louis K. Adler, George Asch and Richard A. Bartlett. Mr. Bartlett is a Managing Director of Resource Holdings Associates, L.P. ("Resource Holdings"). The Company has renewed its engagement with Resource Holdings as a financial advisor. As compensation for such engagement, the Company has agreed to pay Resource Holdings a retainer of $10,000 per month for at least one year. The Company, pursuant to the terms of its previous agreement, granted Resource Holdings a five-year option to purchase 500,000 shares of Common Stock at an exercise price of $2.00 per share.

Other

         No director or executive officer is involved in any material legal proceeding in which he is a party adverse to the Company or has a material interest adverse to the Company.

Employment Agreements

         The Company entered into a new three-year employment agreement with Mr. Berman as of January 1, 1998. The term of the employment agreement may be renewed for one year periods by mutual agreement of Mr. Berman and the Company. The employment agreement provides for base compensation at the rate of $300,000 per annum plus an annual bonus determined by the Company's Board of Directors in its sole discretion. In the event of a change of control (as defined in the employment agreement) which results in either (i) the termination of Mr. Berman's services for any reason other than voluntary withdrawal or cause, (ii) the placement of Mr. Berman in a position of lesser stature than that of a senior executive officer of the Company; (iii) a breach of certain provisions of Mr. Berman's employment agreement; (iv) a requirement that Mr. Berman's principal duties be performed outside of Manhattan, or (v) Mr. Berman's decision to leave the Company after one year, the Company must pay to Mr. Berman, as liquidated damages, a lump sum cash payment equal to 2.99 times his base salary and last bonus paid (up to certain limitations). The employment agreement also contains confidentiality and non-compete provisions during the term of the agreement and for a period of two years thereafter.

         The Company entered into a four-year employment agreement with Mr. Leonard Parker on January 9, 1997 with a base compensation of $250,000 per annum. Pursuant to such agreement, the salary for the final year of the agreement was paid in full at signing. Further, Mr. Leonard Parker has agreed not to compete with the Company during the term of the agreement and for a period of one year thereafter.

         The Company entered into a new two-year employment agreement with Mr. Douglas Parker as of January 1, 1998. The term of the employment agreement may be renewed for one year periods by mutual agreement of Mr. Douglas Parker and the Company. The employment agreement provides for base compensation at the rate of $250,000 per annum plus an annual bonus determined by the Company's Board of Directors in its sole discretion. In the event of a change of control (as defined in the employment agreement) which results in either (i) the termination of Mr. Douglas Parker's services for any reason other than voluntary withdrawal or cause, (ii) the placement of Mr. Douglas Parker in a position of lesser stature than that of a senior executive officer of the Company; (iii) a breach of certain provisions of Mr. Douglas Parker's employment agreement; or (iv) a requirement that Mr. Douglas Parker's principal duties be performed outside a 30 mile radius from the location at which Mr. Douglas Parker had performed his duties immediately prior to the change of control, the Company must pay to Mr. Douglas Parker, as liquidated damages, a lump sum cash payment equal to 2.99 times his base salary (subject to certain limitations). The employment agreement also contains confidentiality and non-compete provisions during the term of the agreement and for a period of two years thereafter.

         The Company entered into a new three-year employment agreement with Mr. Anders as of January 1, 1998. The term of the employment agreement may be renewed for one year periods by mutual agreement of Mr. Anders and the Company. The employment agreement provides for base compensation at the rate of $225,000 per annum plus an annual bonus determined by the Company's Board of Directors in its sole discretion. In the event of a change of control (as defined in the employment agreement) which results in either (i) the termination of Mr. Anders' services for any reason other than voluntary withdrawal or cause, (ii) the placement of Mr. Anders in a position of lesser stature than that of a senior executive officer of the Company; (iii) a breach of certain provisions of Mr. Anders' employment agreement; or (iv) a requirement that Mr. Anders' principal duties be performed outside a 30 mile radius from the location at which Mr. Anders had performed his duties immediately prior to the change of control, the Company must pay to Mr. Anders, as liquidated damages, a lump sum cash payment equal to 2.99 times his base salary (subject to certain limitations). The employment agreement also contains confidentiality and non-compete provisions during the term of the agreement and for a period of two years thereafter.

1996 Stock Option Plan

         On September 26, 1996, the Company's Board of Directors adopted, and the Company's shareholders approved, the 1996 Stock Option Plan (the "Plan") for the purpose of providing incentive to the officers and employees of the Company who are primarily responsible for the management and growth of the Company. Each option granted pursuant to the Plan shall be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option". As of December 31, 1997, the Company has granted options to purchase 1,636,000 shares of Common Stock under the Plan at grant prices ranging from $2.75 to $12.00 per share, of which 72,250 shares have been exercised, and 619,875 are currently exercisable. The term for each option granted is determined by the Compensation Committee, provided the maximum length of the term of each option granted will be no more than ten years. At December 31, 1997, 64,000 options were available for grant under the Plan.

1996 Outside Directors' Stock Option Plan

         Each outside director who becomes an outside director after March 1, 1996 shall immediately receive the grant of an option to purchase 15,000 shares of Common Stock. To the extent that shares of Common Stock remain available for the grant of options under the Outside Directors' Plan, on April 1 of each year, commencing on April 1, 1997, each outside director shall be granted an option to purchase 10,000 shares of common stock. Options granted under the Outside Directors' Plan shall become exercisable in three equal installments, commencing on the first anniversary of the grant date. On September 26, 1996, The Company granted options to purchase 60,000 shares of Common Stock under the Outside Directors' Plan with an exercise price of $2.75. On April 1, 1997, the Company granted options to purchase 40,000 shares of Common Stock under the Outside Directors' Plan with an exercise price of $6.125 per share. As of December 31, 1997, 20,000 of such options were exercisable.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The voting securities of the Company outstanding on April 28, 1998 consisted of 11,868,022 shares of Common Stock. The following table sets forth information concerning ownership of the Common Stock, as at March 30, 1998, by
(i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who, to the knowledge of management, owned beneficially more than 5% of the Common Stock. Unless otherwise indicated, the address of each person listed below is 450 Park Avenue, New York, New York 10022.


                                                              Common Stock
                 Beneficial Owner(1)                        Beneficially Owned        Percent of Class(2)
---------------------------------------------------      ---------------------      ---------------------

Robert A. Berman......................................           687,085(3)                   5.8%

Leonard F. Parker.....................................           271,435                      2.3%
550 Biltmore Way
Coral Gables, Florida  33134

Douglas A. Parker.....................................           176,667(4)                   1.5%
550 Biltmore Way
Coral Gables, Florida  33134

Howard G. Anders......................................           179,600(5)                   1.5%

Richard A. Bartlett...................................           416,499(6)                   3.5%
c/o Resource Holdings Associates, L.P.
520 Madison Avenue, 40th Floor
New York, New York  10022

Scott A. Kaniewski....................................           100,423(7)                    *

Louis K. Adler........................................            83,333(8)                    *
910 Travis Street, Suite 2030
Houston, Texas  77002-5810

George Asch...........................................            83,333(9)                    *
c/o Gray Seifert & Company, Inc.
380 Madison Avenue
New York, New York  10022

All Executive Officers and Trustees as a group (8              2,006,875(10)                 16.2%
persons)..............................................

----------
* Less than 1%

(1) Except as outlined herein, the persons named in the table, to the Company's knowledge, have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes hereunder.

(2) Calculations assume that all options and warrants which are presently exercisable or exercisable within 60 days have been exercised.

(3) Consists of (i) 474,085 shares of Common Stock held individually by Mr. Berman; (ii) 200,000 shares of Common Stock held by Watertone Holdings, L.P., a Delaware limited partnership and affiliate of the Company ("Watertone"), as to which Mr. Berman is attributed beneficial ownership (as the sole Manager of Watertone's general partner) pursuant to Rule 13d-3 ("Rule 13d-3") of the Exchange Act;

         and (iii) 13,000 shares of Common Stock held by Watermark LLC as to which Mr. Berman is attributed beneficial ownership (as sole Manager) pursuant to Rule 13d-3.

(4) Consists of (i) 155,000 shares of Common Stock held individually by Mr. Parker; and (ii) 21,667 shares of Common Stock issuable upon exercise of presently exercisable options currently held by Mr. Parker.

(5) Consists of (i) 4,600 shares of Common Stock held individually by Mr. Anders and (ii) 175,000 shares of Common Stock issuable upon exercise of presently exercisable options currently held by Mr. Anders.

(6) Consists of (i) 108,666 shares of Common Stock owned individually by Mr. Bartlett: (ii) 300,000 shares of Common Stock underlying an option granted to Resource Holdings as to which Mr. Bartlett is attributed beneficial ownership pursuant to Rule 13d-3; and (iii) 8,333 shares of Common Stock issuable upon exercise of presently exercisable options currently held by Mr. Bartlett. Mr. Bartlett has sole power to vote and dispose of the 116,666 shares of Common Stock he owns individually and the 8,333 shares of Common Stock underlying presently exercisable options. Mr. Bartlett, as a Managing Director of Resource Holdings, has shared power to vote and dispose of the 300,000 shares of Common Stock underlying Resource Holdings' option.

(7) Consists of (i) 92,090 shares of Common Stock held individually by Mr. Kaniewski; and (ii) 8,333 shares of Common Stock issuable upon exercise of presently exercisable options currently held by Mr.
         Kaniewski.

(8) Consists of (i) 75,000 shares of Common Stock held individually by Mr. Adler; and (ii) 8,333 shares of Common Stock issuable upon exercise of presently exercisable options currently held by Mr. Adler.

(9) Consist of (i) 75,000 shares of Common Stock held individually by Mr. Asch and (ii) 8,333 shares of Common Stock issuable upon exercise of presently exercisable options currently held by Mr. Asch.

(10) Includes presently exercisable options to purchase 529,999 shares of Common Stock at exercise prices ranging from $1.275 to $6.125 per share.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 1, 1998, the Company renewed its engagement of Resource Holdings as a financial advisor. As compensation for such engagement, the Company has agreed to pay Resource Holdings a retainer of $10,000 per month for at least one year. The Company, pursuant to the terms of its previous agreement, granted Resource Holdings a five-year option to purchase 500,000 shares of Common Stock at an exercise price of $2.00 per share.

         In May 1997, the Company entered into an Agreement to Joint Venture (the "Joint Venture Agreement") with Apollo Real Estate Advisors II, L.P., a Delaware limited partnership ("Apollo") and Watermark LLC. Pursuant to the Joint Venture Agreement, Watermark LLC receives a management fee of 1 1/2% of all costs (other than soft costs) incurred in acquiring and rehabilitating a particular project. On February 9, 1998, the Company purchased the assets of the real estate advisory business from Watermark Limited LLC, including all of Watermark LLC's right, title and interest to the aforementioned management fees payable under the Joint Venture Agreement. The Company paid Watermark LLC $1,500,000 as consideration.

         The Company has performed renovation services for Watermark Limited LLC. During the second quarter of 1997, the Company renegotiated a renovation contract with Watermark to provide for fees more consistent with a project of similar scope and complexity. As a result of the revision, the Company recognized additional revenue of $409,000 and a job to date adjustment of $778,000, resulting in additional gross margin of approximately $780,000 without an accompanying increase in costs. As of December 31, 1997, the Company has no receivables from Watermark.

                                     PART IV

Item 14. EXHIBITS AND REPORTS ON FORM 8-K.

**(a)(1) and (2)  Financial Statements:
                  o  Hospitality Worldwide Services, Inc. and Subsidiaries
                  o  Report of Independent Public Accountants
                  o  Consolidated Financial Statements

(3)   Exhibits
Exhibit
Number                          Exhibits

         **3.1   Certificate of Incorporation, as amended, of the Company.

           3.2 Amended and Restated By-laws of the Company (Incorporated by reference to the Company's Registration Statement on Form S-B2, No. 333-31765).

           4.1 Specimen Common Shares Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2, No. 33-7094-NY).

           4.2 Rights Agreement dated as of November 24, 1997, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (the "Rights Agreement") (Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on December 2, 1997).

         **4.3   Amendment to Rights Agreement dated January 7, 1998.

          10.1 Asset Purchase Agreement dated as of April 1, 1995, by and among AGF Interior Services Co., Watermark Investments Limited (Bahamas), Watermark Investments Limited (Delaware), HRB, the Company and Tova Schwartz (Incorporated by reference to the Company's Current Report on Form 8-K dated August 22, 1995).

          10.2 Divestiture, Settlement and Reorganization Agreement dated as of February 26, 1996, by and among the Company, HRB, Watermark Investments Limited (Bahamas), Watermark Investments Limited (Delaware), AGF Interior Services Co., Tova Schwartz, Alan G. Friedberg and Guillermo Montero (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB for the year ended December 31, 1995).

          10.3 Memorandum Agreement dated April 12, 1996, by and between the Company and Watermark (Incorporated by reference to Exhibit
                 10.3 to the Company's Form 10-KSB for the year ended December 31, 1995).

          10.4 Bill of Sale and Assumption Agreement dated February 26, 1996, by and between the Company and Tova Schwartz (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-KSB for the year ended December 31, 1995).

          10.5 Consulting Agreement dated February 28, 1996, by and between to Company and Resource Holdings Associates (Incorporated by reference to Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 31, 1995).

         *10.6 Employment Agreement, dated as of January 1, 1998, by and between the Company and Robert A. Berman.

         *10.7 Employment Agreement, dated as of January 1, 1998, by and between the Company and Howard G. Anders.

          10.8 1996 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8 filed on February 12, 1997, File No. 333-32689).

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

         10.12 Agreement and plan of Merger dated as of January 9, 1997, by and among Leonard Parker Company, LPC Acquisition Corp., and the Company (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on January 24,
                 1997).

         10.13 Employment Agreement, dated as of January 9, 1997, by and among The Leonard Parker Company, the Company and Leonard Parker (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form SB-2, No. 333-31765).

        *10.14 Employment Agreement, dated as of January 1, 1998, by and between the Company and Douglas Parker.

         10.15 Registration Rights Agreement, dated as of January 9, 1997, by and among the Company, Leonard Parker, Douglas Parker, Bradley Parker, Philip Parker, Gregg Parker and Mitchell Parker (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form SB-2, No. 333-31765).

         10.16 Agreement to Joint Venture, dated as of May 12, 1997, by and among Apollo Real Estate Advisors II, L.P., the Registrant and Watermark Investments Limited, LLC. (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form SB-2, No. 333-31765).

         10.17 Warrant dated May 12, 1997 issued to Apollo Real Estate Advisors II, L.P. (Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form SB-2, No. 333-31765).

         10.18 Agreement and Plan of Merger, dated as of January 1, 1998, by and among the Company, HWS Acquisition Corp., a Delaware corporation, Bekins Distribution Services Co., Inc. and the Sellers named therein (Incorporated by reference to the Company's Current Report on Form 8-K dated January 9, 1998).

         10.19 Registration Rights Agreement dated as of January 1, 1998, by and among the Company and the Shareholders named therein.

         10.20 Financial Advisory Agreement dated April 10, 1997, by and between the Company and Resource Holdings Associates (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form SB-2, No. 333-31765).

            11 Computation of earnings per share (Incorporated herein by reference to Note 15 to the Company's Consolidated Financial Statements).

          16.1   Letter   from  Arthur   Andersen   LLP  dated  March  19,  1996
                 (Incorporated by reference to the Company's Current Report on Form 8-K/A filed March 25, 1996).

          16.2 Letter from BDO Seidman, LLP dated March 19, 1997 (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 1997).

          **21   Subsidiaries of the Company.

        **23.1   Consent of Arthur Andersen LLP dated March 31, 1998.

        **23.2   Consent of BDO Seidman, LLP dated March 31, 1998.

          **27   Financial Data Schedule.


-------------------
 *       Filed herewith.
**       Previously  filed with the Company's  10-K for the year ended  December
         31, 1997.

Form 8-K filed with the  Commission  on January 24, 1997  reporting  Item 2,
       Acquisition on Distribution of Assets.

Form 8-K filed with the  Commission on December 2, 1997  reporting Item 5, Other
       Events.

Form 8-K filed with the  Commission on December 19, 1997  reporting  Item 1,
       Changes in Registrant's Certifying Account.

                                POWER OF ATTORNEY

         Hospitality Worldwide Services, Inc. and each of the undersigned do hereby appoint Robert A. Berman and Howard G. Anders, and each of them severally, its or his true and lawful attorneys to execute on behalf of Hospitality Worldwide Services, Inc. and the undersigned any and all amendments to this Report and to file same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission. Each of such attorneys shall have the power to act hereunder with or without the other.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 28th day of April, 1998.

                                HOSPITALITY WORLDWIDE SERVICES, INC.
                                (Registrant)

                                By:/s/ Robert A. Berman
                                   ------------------------------------------
                                   Robert A. Berman, Chairman of the Board,
                                    Chief Executive Officer (principal executive
                                    officer) and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                        Title                         Date
       ---------                        -----                         ----

/s/ Robert A. Berman           Chairman of the Board, Chief       April 28, 1998
----------------------------   Executive Officer (principal
Robert A. Berman               executive officer) and Director



/s/ Leonard F. Parker          Chairman Emeritus of the Board     April 28, 1998
---------------------------    and Director
Leonard F. Parker



/s/ Douglas A. Parker          President, Chief Operating         April 28, 1998
---------------------------    Officer and Director
Douglas A. Parker



/s/ Howard G. Anders           Executive Vice President,          April 28, 1998
---------------------------    Chief Financial
Howard G. Anders               Officer and Secretary



/s/ Scott A. Kaniewski         Director                           April 27, 1998
---------------------------
Scott A. Kaniewski


/s/ Louis K. Adler
----------------------------   Director                           April 28, 1998
Louis K. Adler



/s/ George Asch                Director                           April 27, 1998
----------------------------
George Asch



/s/ Richard A. Bartlett        Director                           April 27, 1998
----------------------------
Richard A. Bartlett