Form 10-Q
period 1998-03-31
HOSPITALITY WORLDWIDE SERVICES INC
filed 1998-05-15
CIK 911434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  MARCH 31, 1998

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission File Number: 0-23054

                      HOSPITALITY WORLDWIDE SERVICES, INC.
             (exact name of registrant as specified in its charter)

            NEW YORK                                   11-3096379
--------------------------------------------------------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.)
incorporation or organization)

450 PARK AVENUE, SUITE 2603, NEW YORK, NY                   10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (212) 223-0699
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  (X) Yes ( ) No

                       APPLICABLE ONLY TO CORPORATE ISSUER
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 11,880,522 as of May 13, 1998.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1998
          and December 31, 1997..........................................3

          Consolidated Statements of Operations for the three
          months ended March 31, 1998 and 1997...........................4

          Consolidated Statement of Changes in Stockholders'
          Equity for the three months ended March 31, 1998...............5

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 1998 and 1997 ........................6-7

          Notes to Consolidated Financial Statements .................8-11

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations.................................................12-14

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities ........................................15

Item 6.   Exhibits and Reports on Form 8-K...........................15-16

Signatures..............................................................17

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for historical information contained herein, the Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. When used in the Report on Form 10-Q, the words "estimate," "anticipate," "expect," "believe" and similar expressions are intended to identify forward-looking statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                     ASSETS

                                                    March 31,      December 31,
                                                      1998            1997
                                                   ----------      ------------
                                                    Unaudited
CURRENT ASSETS:
   Cash and cash equivalents                          $9,407        $11,964
   Marketable securities                               4,970         18,916
   Accounts receivable, less allowance for
   doubtful accounts of $365 and $268                 31,608         21,933
   Current portion of note receivable                     --            342
   Costs and estimated earnings in
     excess of billings                                7,791          3,421
   Advances to vendors                                 3,803          4,255
   Prepaid and other current assets                    4,862          1,037
                                                     -------        -------
            Total current assets                      62,441         61,868
                                                     -------        -------
   Property and equipment, less accumulated
     depreciation of $490 and $338                     7,343          3,548
   Goodwill and other intangibles, less
     accumulated amortization of $1,755 and
     $1,490                                           25,674         17,078
   Deferred taxes                                      1,089            739
   Other assets                                        1,347          1,035
                                                     -------        -------
            Total other assets                        35,453         22,400
                                                     -------        -------
                                                     $97,894        $84,268
                                                     =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of notes payable and
     capital lease obligations                       $   679        $    --
   Accounts payable                                   20,582         16,374
   Accrued and other liabilities                       3,515          2,540
   Billings in excess of costs and
     estimated earnings                                  148            296
   Customer deposits                                   9,735         13,324
   Income taxes payable                                  688              8
                                                     -------        -------
            Total current liabilities                 35,347         32,542
   Notes payable and capital lease
     obligations, net of current portion               3,471             --
                                                     -------        -------
            Total liabilities                         38,818         32,542
                                                     -------        -------

STOCKHOLDERS' EQUITY:
   Convertible  preferred  stock,$.01  par
     value,  $25 stated  value,  3,000,000
     shares authorized, 200,000 issued
     and outstanding,  $5,000,000
     liquidation preference                            5,000          5,000
   Common stock, $.01 par value,
     20,000,000 shares  authorized,
     11,868,022 and 11,345,572 shares
     issued and outstanding                              119            113
   Additional paid-in capital                         53,721         47,520
   Retained earnings (deficit)                           236           (907)
                                                     -------        -------
            Total stockholders' equity                59,076         51,726
                                                     -------        -------
                                                     $97,894        $84,268
                                                     =======        =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                    Unaudited


                                                    Three Months Ended March 31,
                                                           1998         1997
                                                           ----         ----

Net revenues                                             $ 41,290    $ 18,196

Cost of revenues                                           33,898      14,737
                                                           ------      ------

    Gross profit                                            7,392       3,459

Selling, general and administrative expenses                5,489       2,644
                                                           ------      ------

       Income from operations                               1,903         815
                                                           ------      ------

Other income (expense):
      Interest income                                         364           6
      Interest expense                                       (145)        (35)
                                                           ------      ------
                                                              219         (29)
                                                           ------      ------
      Income before provision for income taxes              2,122         786

Provision for income taxes                                    904         389
                                                           ------      ------

   Net income                                            $  1,218    $    397
                                                           ======      ======

Basic earnings per common share                          $   0.10    $   0.04
                                                           ======      ======

Diluted earnings per common share                        $   0.09    $   0.04
                                                           ======      ======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 11,820       7,845
                                                           ======       =====

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                      13,977       9,684
                                                           ======       =====

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (in thousands)
                                    Unaudited


                                                  Preferred Stock         Common Stock
                                               ------------------------------------------
                                                                          Number                 Addt'l     Retained      Total
                                                Number of   Stated          of        Par        Paid In    Earnings   Stockholders'
                                                 Shares      Value        Shares     Value       Capital   (Deficit)      Equity
                                                 ------      -----        ------     -----       -------   ---------      ------

BALANCE, JANUARY 1, 1998                           200     $  5,000      11,346     $    113    $ 47,520     $   (907)    $ 51,726

Exercise of stock options and warrants            --           --             8         --            35         --             35

Stock issued in connection with acquisition       --           --           514            6       6,166         --          6,172

Net income                                        --           --          --           --          --          1,218        1,218

Preferred dividends                               --           --          --           --          --            (75)         (75)
                                              ------------------------------------------------------------------------------------

Balance, March 31, 1998                            200     $  5,000      11,868     $    119    $ 53,721     $    236     $ 59,076
                                              ====================================================================================


The accompanying to consolidated financial statements notes are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                                Three Months ended
                                                                                     March 31,
                                                                          1998                  1997
                                                                          ----                  ----

CASH FLOWS FROM OPERATING ACTIVITES:
   Net income                                                         $  1,218                $    397
Adjustments to reconcile net income to
  net cash used in operating activities:
   Depreciation and amortization                                           416                     263
   Stock based compensation charge                                         122                    --
   Deferred income tax benefit                                            (350)                   --
(Increase) decrease in current assets:
   Accounts receivable                                                  (6,513)                 (2,506)
   Notes receivable                                                        342                    --
   Costs in excess of billings                                          (4,370)                    (57)
   Advances to vendors                                                     452                    (190)
   Prepaid and other current assets                                       (448)                   (159)
(Increase) in other assets                                                (236)                    (82)
Increase (decrease) in current liabilities:
   Accounts payable                                                      2,661                     409
   Accrued and other liabilities                                           (13)                   (107)
   Billings in excess of costs                                            (148)                    323
   Customer deposits                                                    (3,589)                     74
   Income taxes payable                                                    680                      42
                                                                      --------                --------
NET CASH USED IN OPERATING ACTIVITIES                                   (9,776)                 (1,593)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of short term marketable securities                             13,946                    --
   Purchase price of subsidiary                                         (1,500)                   --
   Investment in ING Joint Venture                                      (3,263)                   --
   Cash acquired, upon acquisition,
     net of acquisition costs                                              (62)                    689
   Purchase of property and equipment                                   (1,150)                   (211)
                                                                      --------                --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                7,971                     478

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of loan payable                                            (6,300)                    700
   Proceeds from borrowings on loan payable                              6,300                      59
   Repayment of notes payable and capital
     lease obligations                                                    (787)                    (14)
   Proceeds from exercise of stock options
     and warrants                                                           35                     757
                                                                      --------                --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       (752)                  1,502


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (2,557)                    387
                                                                      --------                --------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          11,964                     276
                                                                      --------                --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  9,407                $    663
                                                                      ========                ========

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
      Income taxes                                         $   201       $   307
      Interest                                             $   152       $    35
NON-CASH INVESTING & FINANCING ACTIVITIES:
Fair value (including goodwill) of net
     assets acquired                                       $ 6,232       $11,166
Stock issued for assets acquired                           $ 6,172       $11,953

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: CONSOLIDATION

The consolidated financial statements of Hospitality Worldwide Services, Inc. and Subsidiaries (the "Company") and related notes thereto as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring adjustments. The consolidated balance sheet information for December 31, 1997 was derived from the audited consolidated financial statements included in the Company's Form 10-K. These interim consolidated financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period.

NOTE 2: ACQUISITIONS

In January 1997, the Company completed the acquisition of Leonard Parker Company ("LPC") and Parker Reorder Corporation ("Parker Reorder"). LPC, a leading purchasing company for the hospitality industry, acts as an agent or principal for the purchase of goods and services for its customers which include major hotel and management companies worldwide. Parker Reorder has developed and is marketing a new proprietary software product, Parker FIRST, which allows clients to reorder operating supplies and equipment ("OS&E") and other products on-line and will provide such clients with access to forecasting and product evaluation capabilities. The purchase price of LPC and Parker Reorder, after final adjustments, was approximately $11,650,000 which consisted primarily of 1,250,000 newly issued shares of Common Stock and $5 million stated value of newly issued 6% convertible preferred stock of the Company, convertible, on a formula basis, into not less 1,000,000 shares and no more than 4,000,000 shares of common stock $.01 par value per share (the "Common Stock"), (at the present stock price) from January 1, 1998 to January 10, 2000. The acquisition resulted in goodwill of approximately $11,400,000, which is being amortized on a straight-line basis over its estimated useful life of 30 years. The acquisition was accounted for as a purchase with the results of LPC and Parker Reorder included in the consolidated financial statements of the Company from the acquisition date.

On January 9, 1998, the Company completed the acquisition of Bekins Distribution Services, Inc. ("Bekins"), a leading provider of transportation, warehousing and installation services to a variety of customers worldwide. Founded in 1969, Bekins is a logistical services company that serves clients who are opening, renovating or relocating facilities by assuring that materials, fixtures, furniture and merchandise are moved from multiple vendor locations to their ultimate destinations in a controlled orderly sequence so that each item can be installed on schedule. The purchase price of Bekins of approximately $11,000,000 consisted of 514,117 shares of Common Stock and the assumption of certain Bekins' debt. The purchase agreement contains a make-whole adjustment whereby, on a formula-basis, additional shares will be transferred if the price of the Company's common stock for the 20 days prior to the one year anniversary date is less than 85% of the share price on the date of acquisition. The acquisition was accounted for as a purchase with the results of Bekins included in the consolidated financial statements of the Company from the acquisition date.

On February 9, 1998, the Company purchased the assets of the real estate advisory business from Watermark Limited, LLC, an international management company that is the general partner and manages Watertone Holdings LP, a shareholder of the Company. The resulting wholly owned subsidiary of the Company is named HWS Real Estate Advisory Group, Inc. ("HWS REAG"). The purchase price of HWS REAG was $1,500,000 and their results are included in the consolidated financial statements of the Company from the acquisition date.

On March 6, 1998, in conjunction with a joint venture formed with ING Realty Partners ("ING Joint Venture"), the Company acquired the Clarion Quality Hotel in Chicago, Illinois. A wholly-owned subsidiary of the Company will renovate and refurbish this property pursuant to a contract with the ING Joint Venture, which is expected to generate approximately $17 million of revenue for the Company in 1998.

NOTE 3: EARNINGS PER SHARE OF COMMON STOCK

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

NOTE 4: PRO FORMA INFORMATION

The following pro forma consolidated financial information has been prepared to reflect the acquisition of the assets and business of Bekins. The pro forma financial information is based on the historical financial statements of the Company and Bekins, and should be read in conjunction with the accompanying footnotes. The accompanying pro forma financial information is presented as if the transaction occurred January 1, 1997. The pro forma financial information is unaudited and is not necessarily indicative of what the actual results of operation of the Company would have been assuming the transaction had been completed as of January 1, 1997, and neither is it necessarily indicative of the results of operations for future periods.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

                                                              Three Months Ended
                                                                 March 31, 1997
       -------------------------------------------------------------------------
       (amounts in thousands, except share data)                  (Unaudited)
       Net Revenues                                                $ 23,753
       Net income                                                  $    513
       Basic earnings per common share                             $    .06

The above unaudited pro forma statements have been adjusted to reflect the amortization of goodwill, as generated by the acquisition over a 30-year period, additional income taxes on pro forma income and the 514,117 common shares issued as consideration in the transaction. In addition, adjustments to reflect historical compensation per employment agreements entered into at date of acquisition have also been included.

NOTE 5:     RECENT DEVELOPMENTS

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

NOTE 6:     COMPREHENSIVE INCOME

In July 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a separate financial statement. Comprehensive income generally includes net income as reported by the Company adjusted for cumulative foreign translation adjustments and unrealized gains and losses on marketable securities that are available-for-sale, which are currently reported in the stockholders' equity section of the balance sheet. The statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted the standard at the beginning of 1998. The differences between net income as reported and comprehensive income is immaterial for the three months ended March 31, 1998 and 1997.

NOTE 7:     DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement requires that the Company report financial and descriptive information about its reportable operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. Under this Statement, operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise's chief operational decision-maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. The Company will conform with the new standard as of December 31, 1998.

NOTE 8:     YEAR 2000

In July 1996, the Emerging Issues Task Force reached a consensus, on Issue 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," which requires that costs associated with modifying computer software for the year 2000 be expensed as incurred. Management has evaluated the impact of Year 2000 issues on the Company's business and operations. The Company believes, based upon its internal reviews and other factors, that future external and internal costs to be incurred relating to the modification of internal-use software for the year 2000 will not have a material effect on the Company's results of operations or financial position.

NOTE 9:     EARNINGS PER SHARE

The following table reconciles the components of basic and diluted earnings per common share for the three months ended March 31, 1998 and 1997.

                                                        Three Months Ended
                                                             March 31,
                                                        1998          1997
                                                        ----          ----
Numerator:
  Net income                                       $  1,218,000    $    397,000
  Preferred stock dividends                             (75,000)        (75,000)
                                                   ------------    ------------
  Basic earnings per common share -
     Net income available to common stockholders      1,143,000         322,000
  Effect of dilutive securities
     Preferred stock dividends                           75,000          75,000
                                                   ------------    ------------
  Diluted earnings per common share -
     Net income available to common stockholders   $  1,218,000    $    397,000

Denominator:
  Basic earnings per common share -
     Weighted average common shares outstanding      11,820,000       7,845,000
  Effect of dilutive securities
     Stock-based compensation plans                   1,157,000         839,000
     Preferred stock                                  1,000,000       1,000,000
                                                   ------------    ------------
  Diluted earnings per common share -
     Weighted average common and
     common equivalent shares outstanding            13,977,000       9,684,000

              HOSPITALITY WORLDWIDE SERVICES INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS/OVERVIEW

From its inception in 1991 to August 1995, the Company's only source of revenues was its decorative energy-efficient lighting fixture design, manufacturing and installation business. The Company acquired its renovation business in August 1995 and disposed of its lighting business in February 1996. As part of its strategy to further its position as one of the leading providers of services for the hospitality industry on a global basis, the Company acquired its procurement and reorder businesses in January 1997, its transportation, warehousing and installation business in January 1998 and its real estate advisory business in February 1998. As a result of this significant change in the Company's business focus, period to period historical comparisons are not considered meaningful.

Additionally, historical comparisons are not considered meaningful because revenue recognition methodologies vary across the Company's businesses. The Company recognizes all revenues associated with a renovation, transportation, warehousing or installation project on a percentage of completion basis. As part of this process, the Company develops a complete scope of work to be performed and invoices its clients on a monthly or bi-monthly basis as work is performed. The Company's cost of services has been relatively stable over the past two years. In contrast to the Company's recognition of renovation, transportation, warehousing or installation revenues, the Company recognizes procurement revenues in three ways: (i) when the Company is a principal, during which it functions as a purchaser and reseller of products, the Company recognizes all revenues associated with the products it purchases at the time of shipment of the respective product, (ii) when the Company acts as an agent only, service fee income is recognized as revenue at the time the service is provided and (iii) when the Company provides these services under long-term contracts, earnings are recognized under the percentage of completion method, based on efforts expended over the life of the contract. In each case, the Company charges its clients a procurement fee based upon the amount of time and effort it expects to spend on a project. The Company intends to continue to expand its role as a purchaser and reseller because the Company believes that it can enter into more advantageous arrangements with its vendors when acting as principal rather than agent. Under each method of procurement revenue recognition, profits primarily include only procurement service fees. The Company realizes reorder and real estate advisory revenue based on the fees it charges its clients for services rendered.

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 1998 vs. THREE MONTHS ENDED MARCH 31, 1997.

The  Company  experienced  a  significant   increase  in  its  net  revenues  to
$41,290,000 for the three months ended March 31, 1998 in comparison to $18,196,000 for the three months ended March 31, 1997, due in large part to increased revenues for the renovation and procurement businesses which have increased over last year due to continued growth in their customer base, attributed to increased sales and marketing efforts, and the further establishment of the Company's name in the hospitality industry. In addition, the acquisitions of Bekins and HWS REAG have contributed approximately $6,100,000 to such revenues.

Cost of revenues for the three months ended March 31, 1998 were $33,898,000, compared to $14,737,000 for the same period last year. This increase is due mainly to the additions of Bekins and HWS REAG, which incurred costs of approximately $4,500,000 for the three months ended March 31, 1998 and the result of revenue growth. Gross profit, as a percent of revenue was 17.9% for the three months ended March 31, 1998 as compared to 19.0% for the same period last year.

Selling, general and administrative expenses for the period ended March 31, 1998 have increased to $5,489,000, compared to $2,644,000 for the same period last year. Contributing to this increase are the acquisitions of Bekins and HWS REAG, which incurred expenses of approximately $1,000,000 and an investment in the infrastructure of the Company to support the revenue growth. Additionally, selling, general and administrative expenses include $262,000 and $197,000 of goodwill amortization for the periods ended March 31, 1998 and 1997, respectively. As a percentage of net revenues, selling, general and administrative expenses for the three months ended March 31, 1998 have decreased to 13.3% from 14.5% for the same period last year. This reduction is the result of greater economies of scale provided by growth and the acquisitions.

Interest income increased from $6,000 to $364,000 in the three months ended March 31, 1998 due to the investment of the proceeds received from the Company's public offering in September 1997. Interest expense increased in the three months ended March 31, 1998 as compared to the same period last year due to the acquisition of Bekins which carries approximately $4,000,000 of long-term debt.

The provision for income taxes for the three months ended March 31, 1998 was $904,000, compared to $389,000 for the three months ended March 31, 1997. The increase in the provision for income taxes was primarily due to an increase in income before income taxes.

As a result of the above, net income for the three-month period ended March 31, 1998 was $1,218,000 compared to net income of $397,000 for the same period last year.

              HOSPITALITY WORLDWIDE SERVICES INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

In March 1998, the Company obtained a new unsecured line of credit with Marine Midland Bank of New York, which provides the Company a maximum borrowing of $7,000,000. Borrowings under the line of credit bear interest at the bank's prime lending rate. Proceeds from the borrowing are utilized to fund short-term cash requirements. At March 31, 1998, there were no outstanding borrowings under the line of credit.

The Company's short-term and long-term liquidity requirements generally consist of operating capital for its businesses and selling, general and administrative expenses. The Company continues to satisfy its short-term and long-term liquidity requirements with cash generated from operations and funds from a public offering of its Common Stock in September 1997. Due to the nature of its resources allocated to personnel for performance of its services, capital requirements are insignificant.

Net cash used by operating activities was ($9,776,000) for the three months ended March 31, 1998, compared to ($1,593,000) for the same period last year. During the three months ended March 31, 1998, the Company's accounts receivable and costs and estimated earnings in excess of billings increased due to revenue growth and acquisitions. This increase was partially offset by an increase in accounts payable. Customer deposits dropped from December 31, 1997 due to the timing of several large projects at the Company's procurement business. The additional accounts receivable at March 31, 1998 are expected to be collected in full in 1998.

Net cash provided by investing activities for the three months ended March 31, 1998 was $7,971,000, compared to $478,000 for the three months ended March 31, 1997. The increase in cash provided is primarily the result of maturing marketable securities which were used to fund operating activities offset by the purchase of a subsidiary, HWS REAG, and the investment in the ING Joint Venture, which purchased the Clarion Quality Hotel.

Net cash used by financing activities for the three months ended March 31, 1998 was $752,000 compared to net cash provided of $1,502,000 for the same period last year. The primary financing use in the three months ended March 31, 1998 was the payment of subordinated debt held by Bekins at the date of acquisition.

The Company believes its present cash position, including increasing revenues and cash on hand, and its ability to obtain additional financing as necessary, will allow the Company to meets its short-term operating needs for at least the next twelve months.

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

On January 9, 1998, the Company completed the acquisition of Bekins. The purchase price of Bekins of approximately $11,000,000 consisted of 514,117 shares of Common Stock and the assumption of certain Bekins' debt. The purchase agreement contains a make-whole adjustment whereby, on a formula-basis additional shares will be transferred if the price of the Company's common stock for the 20 days prior to the one-year anniversary date is less than 85% of the share price on the date of acquisition.

The issuance of these shares of Common Stock is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these shares.

Item 6.   Exhibits and Reports on Form 8-K

   (a)   Exhibits

         11 Computation of earnings per share (Incorporated herein by reference to Note 9 to the Company's Consolidated Financial Statements).

         27 Financial Data Schedule

   (b)   Reports on Form 8-K

JANUARY 23, 1998 THE FOLLOWING EVENT WAS REPORTED:

The Company filed a Form 8-K to report that the Company, HWS Acquisition Corp. ("Acquisition Corp"), Bekins and the sellers listed therein had entered into a merger agreement pursuant to which Acquisition Corp., a wholly-owned subsidiary of the Company, would merge with and into Bekins. The filing included the Agreement and Plan of Merger by and among the Company, Acquisition Corp., Bekins and the sellers named therein.

The following financial statements were filed with this report: None.

MARCH 24, 1998 THE FOLLOWING EVENT WAS REPORTED:

The Company filed Form 8-K/A to amend the filing of Form 8-K on January 23, 1998 to include the requisite financial statements of Bekins and the pro forma financial information with respect to the Company's acquisition of Bekins.

The following financial statements were filed with this report:

Bekins Distribution Services Co., Inc.

Independent Auditor's Report.
Balance Sheets as of September 30, 1997 and 1996.
Statements of Operations for the years ended September 30, 1997 and 1996. Consolidated Statement of Stockholders' Deficit for the years ended
   September 30, 1997 and 1996.
Statements of Cash Flows for the years ended September 30, 1997 and 1996. Notes to Financial Statements.

Hospitality Worldwide Services, Inc. Pro Forma Financial Information

Balance Sheet as of September 30, 1997 and January 9, 1998. Income Statement for the nine months ended September 30, 1997. Income Statement for the year ended December 31, 1996.

APRIL 15, 1998 THE FOLLOWING EVENT WAS REPORTED:

The Company filed a Form 8-K/A to amend the filing of Form 8-K/A on March 24, 1998 to include certain revised pro forma financial statements with respect to the Company's acquisition of Bekins.

The following financial statements were filed with this report:

Hospitality Worldwide Services, Inc. Pro Forma Financial Information.

Balance Sheet as of September 30, 1997.
Income Statement for the nine months ended September 30, 1997. Income Statement for the year ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HOSPITALITY WORLDWIDE SERVICES, INC.


                                     By:   /S/ Robert A. Berman
                                         --------------------------------------
                                           ROBERT A. BERMAN
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER


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


Dated:  May 14, 1998