Form 10-Q
period 1998-06-30
HOSPITALITY WORLDWIDE SERVICES INC
filed 1998-08-14
CIK 911434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1998

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

                                                                (X) Yes   ( ) No

                       APPLICABLE ONLY TO CORPORATE ISSUER
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 12,113,856 as of August 12, 1998.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 1998
           and December 31, 1997.............................................3

           Consolidated Statements of Operations for the three
           months ended June 30, 1998 and 1997 and six months
           ended June 30, 1998 and 1997......................................4

           Consolidated Statement of Changes in Stockholders'
           Equity for the six months ended June 30, 1998.....................5

           Consolidated Statements of Cash Flows for the six
           months ended June 30, 1998 and 1997 ..............................6

           Notes to Consolidated Financial Statements .......................7

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.......................................................11

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security holders..............14

Item 6.    Exhibits and Reports on Form 8-K.................................15

Signatures..................................................................16

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

              HOSPITALITY WORLDWIDE SERVICES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                     ASSETS

                                                            JUNE 30, 1998              DECEMBER 31, 1997
                                                            -------------              -----------------
                                                             UNAUDITED
CURRENT ASSETS:
   Cash and cash equivalents                                  $14,053                        $11,964
   Marketable securities                                          ---                         18,916
   Accounts receivable, less allowance for                      49,857                        21,933
      doubtful accounts of $366 and $268
   Current portion of note receivable                             ---                            342
   Costs and estimated earnings in excess of billings            1,614                         3,421
   Advances to vendors                                           5,617                         4,255
   Prepaid and other current assets                              4,535                         1,037
                                                              --------                       -------
            Total current assets                                75,676                        61,868
   Property and equipment, less accumulated                      8,511                         3,548
      depreciation of $649 and $338
   Goodwill and other intangibles, less                         25,579                        17,078
     accumulated amortization of $2,019 and
      $1,490
   Deferred taxes                                                1,059                           739
   Other assets                                                  5,404                         1,035
                                                              --------                      --------
                                                              $116,229                       $84,268
                                                              ========                       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Loan payable - bank                                             4,450                           ---
   Current portion of notes payable and                            655                           ---
      capital lease obligations
   Accounts payable                                             26,765                        16,374
   Accrued and other liabilities                                 4,347                         2,540
   Billings in excess of costs and                                 293                           296
      estimated earnings
   Customer deposits                                            13,943                        13,324
   Income taxes payable                                            619                             8
                                                              --------                       -------
            Total current liabilities                           51,072                        32,542
   Notes payable and capital lease
      obligations, net of current portion                        3,296                          ---
                                                              --------                       -------
            Total liabilities                                   54,368                        32,542
                                                              --------                       -------
STOCKHOLDERS' EQUITY:
   Convertible preferred stock,$.01  par                         5,000                         5,000
      value, $25 stated value, 3,000,000
      shares authorized, 200,000 shares
      issued and outstanding, $5,000,000
      liquidation preference
   Common stock, $.01 par value,                                   121                           113
      50,000,000 shares authorized,
      12,105,522 and 11,345,572 shares
      issued and outstanding
   Additional paid-in capital                                   54,996                        47,520
   Retained earnings (deficit)                                   1,744                          (907)
                                                              --------                       -------
            Total stockholders' equity                          61,861                        51,726
                                                              --------                       -------
                                                              $116,229                       $84,268
                                                              ========                       =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                    Unaudited


                                                                    Three Months Ended                        Six Months Ended
                                                                         June 30,                                 June 30,
                                                                1998                1997                 1998                1997
                                                                ----                ----                 ----                ----

Net revenues                                                 $52,359             $19,513              $93,649             $37,708

Cost of revenues                                              43,639              14,958               77,537              29,694
                                                             -------             -------              -------             -------

    Gross profit                                               8,720               4,555               16,112               8,014

Selling, general and administrative expenses                   6,206               3,617               11,695               6,260
                                                             -------             -------              -------             -------

       Income from operations                                  2,514                 938                4,417               1,754
                                                             -------             -------              -------             -------

Other income (expense):

      Interest income                                            366                  78                730                  141

      Interest expense                                          (115)               (164)              (260)                (256)
                                                             -------             -------              -------             -------
                                                                 251                 (86)               470                 (115)
                                                             -------             -------              -------             -------

      Income before provision for income taxes                 2,765                 852                4,887               1,639

Provision for income taxes                                     1,182                 422                2,086                 817
                                                             -------             -------              -------             -------

   Net income                                                 $1,583                $430               $2,801                $822
                                                             =======             =======              =======             =======

Basic earnings per common share                                $0.13               $0.04                $0.22               $0.08
                                                             =======             =======              =======             =======

Diluted earnings per common share                              $0.12               $0.04                $0.20               $0.08
                                                             =======             =======              =======             =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    11,920               8,138               11,870               7,991
                                                             =======             =======              =======             =======

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                          13,746               9,992               13,862               9,838
                                                             =======             =======              =======             =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (in thousands)
                                    Unaudited


                                      Preferred Stock                    Common Stock
                               -------------------------------------------------------
                                                               Number                        Addt'l        Retained        Total
                                Number of      Stated            of               Par        Paid In       Earnings   Stockholders'
                                 Shares        Valued          Shares            Value       Capital       (Deficit)     Equity
                                 ------        ------          -------           -----       -------       ---------     ------

BALANCE, JANUARY 1, 1998           200        $5,000           11,346             $113       $47,520       $(907)     $51,726

Exercise of stock options
    and warrants                   ---           ---              246                2           731         ---          733

Stock issued in
    connection with
    acquisition                    ---           ---              514                6         6,166         ---        6,172

Warrants issued for
    services                       ---           ---              ---              ---           579         ---          579

Net income                         ---           ---                                                       2,801        2,801

Preferred dividends                ---           ---              ---              ---           ---        (150)        (150)
                               ----------------------------------------------------------------------------------------------------

Balance, June 30, 1998             200        $5,000           12,106             $121       $54,996      $1,744      $61,861
                               ====================================================================================================

The accompanying notes to consolidated financial statements notes are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                                               Six Months ended
                                                                                                    June 30,

                                                                                       1998                      1997
                                                                                       ----                      ----

CASH FLOWS FROM OPERATING ACTIVITES:
   Net income                                                                          $2,801                   $822
Adjustments to reconcile net income to
  net cash used in operating activities:
   Depreciation and amortization                                                          839                    550
   Stock based compensation charge                                                        268                     22
   Deferred income tax benefit                                                           (320)                    25
 (Increase) decrease in current assets:
   Accounts receivable                                                                (24,762)                (2,304)
   Notes receivable                                                                       342                     25
   Costs in excess of billings                                                          1,807                    126
   Advances to vendors                                                                 (1,362)                (1,627)
   Prepaid and other current assets                                                    (1,025)                  (384)
(Increase) in other assets                                                             (1,090)                  (109)
Increase (decrease) in current liabilities:
   Accounts payable                                                                     8,844                 (1,082)
   Accrued and other liabilities                                                        1,020                    205
   Billings in excess of costs                                                              3                    263
   Customer deposits                                                                      619                  2,846
   Income taxes payable                                                                   611                    (25)
                                                                                     --------               --------
NET CASH USED IN OPERATING ACTIVITIES                                                 (11,423)                  (647)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of short term marketable securities                                            18,916                    ---
   Purchase price of acquisition                                                       (1,500)                   ---
   Investment ING Joint Venture                                                        (2,359)                   ---
   Cash acquired, upon acquisition,
     net of acquisition costs                                                             (62)                   689
   Purchase of property and equipment                                                  (2,477)                  (714)
   Investment in mortgages receivable                                                  (3,203)                   ---
                                                                                    ---------               --------
NET CASH PROVIDED BY (USED IN)INVESTING ACTIVITIES                                      9,315                    (25)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of loan payable                                                           (7,300)                   ---
   Proceeds from borrowings on loan payable                                            11,750                  3,295
   Repayment of notes payable and capital
     lease obligations                                                                   (986)                   (15)
   Proceeds from exercise of stock options and warrants                                   733                    761
   Purchase of treasury stock                                                             ---                 (2,210)
                                                                                     --------               --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               4,197                  1,831
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    2,089                  1,159
                                                                                     --------               --------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         11,964                    276
                                                                                     --------               --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $14,053                 $1,435
                                                                                     ========               ========

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Cash paid during the period for:
      Income taxes                                   $ 1,442         $   725
      Interest                                       $   268         $   148
NON-CASH INVESTING & FINANCING ACTIVITIES:
Fair value (including goodwill) of net
      assets acquired                                $ 6,232         $11,166
Stock issued for assets acquired                     $ 6,172         $11,953
Preferred stock dividends not paid in lieu
      of purchase price reduction for LPC            $   ---         $   150
      acquisition

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: CONSOLIDATION

The consolidated financial statements of Hospitality Worldwide Services, Inc. and Subsidiaries (the "Company") and related notes thereto as of June 30, 1998 and for the three months and six months ended June 30, 1998 and 1997 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring adjustments. The consolidated balance sheet information for December 31, 1997 was derived from the audited consolidated financial statements included in the Company's Form 10-K. These interim consolidated financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period.

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

On February 9, 1998, the Company purchased the assets of the real estate advisory business, consisting primarily of development contracts, from

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

On March 6, 1998, in conjunction with a joint venture formed with ING Realty Partners ("ING Joint Venture"), the Company acquired the Clarion Quality Hotel in Chicago, Illinois. A wholly-owned subsidiary of the Company will renovate and refurbish this property pursuant to a contract with the ING Joint Venture, which is expected to generate approximately $15 million of revenue for the Company in 1998.

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

                                                Six Months Ended June 30, 1997
       -----------------------------------------------------------------------
       (amounts in thousands, except share data)                   (Unaudited)
       Net revenues                                                   $48,454
       Net income                                                        $948
       Basic earnings per common share                                  $0.11

The above unaudited pro forma statements have been adjusted to reflect the amortization of goodwill, as generated by the acquisition over a 30-year period, adjustments to reflect historical compensation per employment agreements entered into at the date of acquisition, additional income taxes on pro forma income and the 514,117 common shares issued as consideration in the transaction.

NOTE 5:     RECENT DEVELOPMENTS

On June 5, 1998, the Company signed a master development agreement with Prime Hospitality Corp. ("Prime") to develop twenty hotel properties over a two-year period under the AmeriSuites brand name. Under the agreement, the Company will provide the site identification, development, construction and purchasing services required for each project and Prime will provide project design and management and franchise services once each property is complete. The Company and Prime will be equally responsible for the financing requirements (up to $30 million each) and will each have a 50% interest in the new hotels.

NOTE 6:     COMPREHENSIVE INCOME

In July 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a separate financial statement. Comprehensive income generally includes net income as reported by the Company adjusted for cumulative foreign translation adjustments and unrealized gains and losses on marketable securities that are available-for-sale, which are currently reported in the stockholders' equity section of the balance sheet. The statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted the standard at the beginning of 1998. The differences between net income as reported and comprehensive income is immaterial for the three and six months ended June 30, 1998 and 1997.

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

NOTE 9:     EARNINGS PER SHARE

The following table reconciles the components of basic and diluted earnings per common share for the three and six months ended June 30, 1998 and 1997 (in thousands).


                                                         THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                               JUNE 30,                                 JUNE 30,
                                                      1998                1997                 1998                1997
                                                      ----                ----                 ----                ----

Numerator:
   Net income                                         $1,583                $430               $2,801                $822
   Preferred stock dividends                             (75)                (75)                (150)               (150)
                                                      ------                ----               ------                ----
   Basic earnings per common share -                   1,508                 355                2,651                 672
     Net income available to common
     shareholders
      Effect of dilutive securities                       75                  75                  150                 150
       Preferred stock dividends                      ------                ----               ------                ----
   Diluted earnings per common share -                $1,583                $430               $2,801                $822
     Net income available to common
     stockholders

Denominator:
   Basic earnings per common share - weighted
    average common shares outstanding                 11,920               8,138               11,870               7,991
   Effect of dilutive securities
       Stock-based compensation plans                    826                 854                  992                 847
       Preferred stock                                 1,000               1,000                1,000               1,000
                                                      ------                ----               ------                ----
   Diluted earnings per common share -
       Weighted average common and common
       equivalent shares outstanding                  13,746               9,992               13,862               9,838

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

RESULTS OF OPERATIONS: SIX MONTHS ENDED JUNE 30, 1998 vs. SIX MONTHS ENDED JUNE 30, 1997.

The Company experienced a significant increase in its net revenues to $93,649,000 for the six months ended June 30, 1998 in comparison to $37,708,000 for the six months ended June 30, 1997, due in large part to increased revenues for the renovation and procurement businesses which have increased over last year due to continued growth in their customer base, attributed to increased sales and marketing efforts, and the further establishment of the Company's name in the hospitality industry. In addition, the acquisitions of Bekins and HWS REAG have contributed approximately $11,800,00 to such revenues.

Cost of revenues for the six months ended June 30, 1998 were $77,537,000, compared to $29,694,000 for the same period last year. This increase is due mainly to the additions of Bekins and HWS REAG, which incurred costs of approximately $8,500,000 for the six months ended June 30, 1998 and the result of revenue growth. Gross profit, as a percent of revenue was 17.2% for the six months ended June 30, 1998 as compared to 21.3% for the same period last year due to expansion into businesses which have different pricing structures as well as increased volume of activity in the procurement businesses which historically has lower gross margins as compared to the renovation business.

Selling, general and administrative expenses for the six months ended June 30, 1998 have increased to $11,695,000, compared to $6,260,000 for the same period last year. Contributing to this increase are the acquisitions of Bekins and HWS REAG, which incurred expenses of approximately $2,200,000 and an investment in the infrastructure of the Company to support the revenue growth. Additionally, selling, general and administrative expenses include $526,000 and $394,000 of goodwill amortization for the periods ended June 30, 1998 and 1997, respectively. As a percentage of net revenues, selling, general and administrative expenses for the six months ended June 30, 1998 have decreased to 12.5% from 16.6% for the same period last year. This reduction is the result of greater economies of scale provided by growth and the acquisitions. Given the decreased percentage of selling, general and administrative expenses to net revenues, the Company was able to achieve the same percentage of income from operations to net revenues, 4.7% for the six months ended June 30, 1998 and 1997.

Interest income increased from $141,000 to $730,000 in the six months ended June 30, 1998 due to the investment of the proceeds received from the Company's public offering in September 1997. Interest expense increased in the six months ended June 30, 1998 as compared to the same period last year primarily due to the acquisition of Bekins which carries approximately $3,900,000 of long-term debt.

The provision for income taxes for the six months ended June 30, 1998 was $2,086,000, compared to $817,000 for the six months ended June 30, 1997. The increase in the provision for income taxes was primarily due to an increase in income before income taxes.

As a result of the above, net income for the six month period ended June 30, 1998 was $2,801,000 compared to net income of $822,000 for the same period last year.

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 1998 vs. THREE MONTHS ENDED JUNE 30, 1997

The Company's net revenues increased substantially in the three months ended June 30, 1998 to $52,359,000 as compared to $19,513,000 for the three months ended June 30, 1997. The increase was due primarily to increased revenues for the procurement and renovation businesses which have utilized sales and marketing efforts and further establishment of the Company's name in the hospitality industry to continue growth in their customer base. Additionally, the acquisition of Bekins and HWS REAG have contributed approximately $5,550,000 to revenue to the quarter ended June 30, 1998.

Cost of revenues for the three months ended June 30, 1998 were $43,639,000, compared to $14,958,00 for the three months ended June 30, 1997. This increase is due to revenue growth and the additions of Bekins and HWS REAG, which incurred cost of revenues of approximately $4,000,000 in the quarter ended June 30, 1998. As a percent of revenues, gross profit was 16.7% for the three months ended June 30, 1998 as compared to 23.3% for the same period last year. The change in gross profit percent was primarily due to an increased volume of activity in the procurement businesses which historically have lower gross margins as compared to the renovation business.

Selling, general and administrative expenses for the quarter ended June 30, 1998 were $6,206,000, compared to $3,617,000 for the same period last year. The primary contributors to this increase were the acquisitions of Bekins and HWS REAG, which incurred expenses of approximately $1,200,000 and an investment in the infrastructure of the Company to support the revenue growth, Additionally, selling, general and administrative expenses include $264,000 and $197,000 of goodwill amortization for the three months ended June 30, 1998 and 1997, respectively. As a result of greater economies of scale from growth and acquisitions, selling, general and administrative expenses as a percentage of net revenues declined to 11.9% in the quarter ended June 30, 1998 from 18.5% in the same quarter a year ago. Given this decreased percentage, the Company was able to achieve the same percentage of income from operations to net revenues, 4.8% for the three months ended June 30, 1998 and 1997.

Interest income increased from $78,000 to $366,000 in the quarter ended June 30, 1998 due to the investment of the proceeds received from the Company's public offering in September, 1997. Interest expense decreased in the three months ended June 30, 1998 as a result of a lower level of borrowings outstanding in the current quarter as compared to the same period last year.

The provision for income taxes for the three months ended June 30, 1998 was $1,182,000 compared to $422,000 for the same period last year. The increase was primarily due to the increase in income before income taxes.

As a result of the above, net income for the three month period ended June 30, 1998 increased to $1,583,000, compared to net income of $430,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

In March 1998, the Company obtained a new unsecured line of credit with Marine Midland Bank, which provides the Company a maximum borrowing of $7,000,000. Borrowings under the line of credit bear interest at the bank's prime lending rate. Proceeds from the borrowing are utilized to fund short-term cash requirements. At June 30, 1998, there were $4,450,000 in outstanding borrowings under the line of credit.

In July 1998, the Company obtained a new unsecured line of credit with NationsBank, which provides the Company a maximum borrowing of $6,000,000. Borrowings under the line of credit bear interest at the bank's prime lending rate. Proceeds from the borrowing are utilized to fund short-term cash requirements. At June 30, 1998 there were no outstanding borrowings under the line of credit.

The Company's short-term and long-term liquidity requirements generally consist of operating capital for its businesses and selling, general and administrative expenses. The Company continues to satisfy its short-term and long-term liquidity requirements with cash generated from operations, borrowings under lines of credit and funds from a public offering of its Common Stock in September 1997. Due to the nature of its resources allocated to personnel for performance of its services, capital requirements are insignificant.

Net cash used by operating activities was ($11,423,000) for the six months ended June 30, 1998, compared to ($647,000) for the same period last year. During the six months ended June 30, 1998, the Company's accounts receivable increased due to revenue growth and acquisitions. This increase was partially offset by an increase in accounts payable. The additional accounts receivable at June 30, 1998 are expected to be collected in full in 1998.

Net cash provided by investing activities for the six months ended June 30, 1998 was $9,315,000, compared to a use of $25,000 for the six months ended June 30, 1997. The increase in cash provided is primarily the result of maturing marketable securities which were used to fund operating activities offset by the purchase of a subsidiary, HWS REAG, the investment in the ING Joint Venture, which purchased the Clarion Quality Hotel and the investment in mortgages receivable.

Net cash provided by financing activities for the six months ended June 30, 1998 was $4,197,000 compared to net cash provided of $1,831,000 for the same period last year. The primary financing source in the six months ended June 30, 1998 was the proceeds from borrowings on the Company's available line of credit.

As the Company grows and continues to explore opportunities for strategic alliances and acquisition, investment in additional support systems, including infrastructure and personnel will be required. The Company expects to increase its costs and expenses as it continues to invest in the development of its businesses. Although these increases may result in a short-term reduction in operating margin as a percentage of revenues, the Company anticipates that its investments will have a positive impact on its net revenues on a long-term basis. The Company anticipates making substantial expenditures as it continues to explore expansion through strategic alliances and acquisitions.

The Company believes its present cash position, including increasing revenues and cash on hand, amounts available under lines of credit and its ability to obtain additional financing as necessary, will allow the Company to meet its short-term operating needs for at least the next twelve months.


PART II.  OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On June 25, 1998, the Company held its 1998 Annual Meeting of Shareholders (the "Meeting"), whereby the shareholders (1) elected 7 members to the Company's Board of Directors; (2) approved amendments to the Company's Certificate of Incorporation and By-Laws to create three classes of directors serving for staggered terms ranging from one to three years; (3) approved an amendment to the Company's Certificate of Incorporation to increase (i) the number of authorized shares of common stock from 20,000,000 to 50,000,000, and
(ii) the number of authorized shares of preferred stock from 3,000,000 to 5,000,000; (4) approved an amendment to the Company's 1996 Stock Option Plan to increase the number of shares of common stock issuable upon exercise of stock options granted thereunder from 1,700,000 to 2,700,000; and (5) ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998. The vote on such matters was as follows:

1.    Election of Directors:
                                  NUMBER OF SHARES OF      NUMBER OF SHARES OF
                                    COMMON STOCK              COMMON STOCK
TO THE BOARD OF DIRECTORS:               FOR               WITHHELD AUTHORITY
Robert A. Berman                     11,133,902                 107,672
Leonard F. Parker                    11,133,902                 107,672
Douglas A. Parker                    11,133,902                 107,672
Scott A. Kaniewski                   11,133,902                 107,672
Louis K. Adler                       11,133,902                 107,672
George Asch                          11,133,902                 107,672
Richard A. Bartlett                  11,133,902                 107,672

2. Approval of amendments to the Company's Certificate of Incorporation and By-Laws to create three classes of directors serving for staggered terms ranging from one to three years:

            FOR                        AGAINST                   ABSTAINING
            6,670,084                 2,599,870                    45,896

3. Approval of an amendment to the Company's Certificate of Incorporation to increase (i) the number of authorized shares of Common Stock from 20,000,000 to 50,000,000, and (ii) the number of authorized shares of Preferred Stock from 3,000,000 to 5,000,000, were as follows:

            FOR                        AGAINST                   ABSTAINING
            7,087,452                 1,822,348                    35,750

4. Approval of an amendment to the Company's 1996 Stock Option Plan to increase the number of shares issuable upon exercise of stock options granted thereunder from 1,700,000 to 2,700,000:

            FOR                        AGAINST                   ABSTAINING
            6,965,869                 2,378,621                    67,360

5. Ratification of the appointment of Arthur Andersen, LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 1998 were as follows:

            FOR                        AGAINST                   ABSTAINING
            11,210,232                  11,992                     19,350

Item 5.   Other Information

          In accordance with recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Company's shareholders are notified that the deadline for providing the Company timely notice of any shareholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Shareholders will be April 7, 1999. As to all such matters as to which the Company does not have notice on or prior to April 7, 1999, discretionary authority shall be granted to the designated persons in the Company's proxy for such Annual Meeting.

Item 6.   Exhibits and Reports on Form 8-K

   (a)   Exhibits
                  3.1    Certificate  of  Incorporation,   as  amended,  of  the
                         Company.
                  3.2    Amended and Restated By-laws of the Company.
                  10     Master  Development  Agreement,  dated June 5, 1998, by
                         and between the Company and Prime Hospitality Corp.
                  11     Computation of earnings per share (Incorporated  herein
                         by  reference to Note 9 to the  Company's  Consolidated
                         Financial Statements).
                  27     Financial Data Schedule

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

                                     HOSPITALITY WORLDWIDE SERVICES, INC.


                                     By:   /S/ROBERT A. BERMAN
                                           -------------------------------------
                                           ROBERT A. BERMAN
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER


                                     By:   /S/HOWARD G. ANDERS
                                           -------------------------------------
                                           HOWARD G. ANDERS
                                           EXECUTIVE VICE PRESIDENT,
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER,
                                           PRINCIPAL ACCOUNTING OFFICER) AND
                                           SECRETARY


Dated: August 14, 1998