Form 10-K/A
period 1997-12-31
HOSPITALITY WORLDWIDE SERVICES INC
filed 1998-09-16
CIK 911434

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

/X/ Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

/  /     Transition Report under Section 13 or 15 (d) of the Securities Exchange
         Act of 1934

For the transition period from  _______________  to _________________

Commission file number                      1-13381

                      HOSPITALITY WORLDWIDE SERVICES, INC.
             (Exact name of registrant as specified in its charter)


             NEW YORK                                  11-3096379
  State or other jurisdiction of                     (IRS Employer
   incorporation or organization                  Identification No.)



450 PARK AVENUE, SUITE 2603, NEW YORK, NY              10022
(Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code 212-223-0699

    Securities registered under
    Section 12 (b) of the Exchange Act:   COMMON STOCK, PAR VALUE $.01
                                          PER SHARE

    Name of Exchange on which registered: AMERICAN STOCK EXCHANGE

    Securities registered under Section 12 (g) of the Exchange Act:   NONE

         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [ X ] YES [ ] NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock, $.01 par value per share (the "Common Stock"), held by non-affiliates of the Registrant as of September 14, 1998 (based upon the last sale price for the Common Stock on the American Stock Exchange) was approximately $42,547,920.

         The number of shares of Common Stock outstanding as of September 14, 1998 was 12,113,856.

                SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER
                  THE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for historical information contained herein, this Annual Report on Form 10-K contains forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements in this Annual Report on Form 10-K. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. When used in the Annual Report on Form 10-K, the words
"estimate," "anticipate," "expect," "believe," and similar expressions are intended to identify forward-looking statements.

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

         In January 1997, the Company completed the acquisition of The Leonard Parker Company, ("LPC") and its subsidiary, Parker Reorder Corporation ("Parker Reorder"). LPC, founded in 1969, is a leading purchasing company for the hospitality industry which acts as an agent or principal for the purchase of goods and services for its customers which include major hotel and management companies worldwide. LPC purchases furniture, fixtures and equipment, kitchen supplies, linens and uniforms, guestroom amenities, and other supplies to meet its customers' requirements for new hotel openings and major renovations. In its role as purchasing agent, LPC purchases annually approximately $250 million of goods and services for its customers. Parker Reorder has developed and is marketing a new proprietary software product, Parker FIRST, which allows clients to reorder operating supplies and equipment ("OS & E") and other products on-line and will provide such clients with access to forecasting and product evaluation capabilities. Parker Reorder offers hotel properties the ability to order, on an as needed basis, any and all OS & E products used by such properties. Parker Reorder does not plan to sell or lease its Parker FIRST software to customers. Instead, commencing in 1998, Parker Reorder will install the Parker FIRST software at the hotel properties and charge the hotel properties an annual licensing fee as well as a management fee based on the volume of transactions. The purchase price of LPC and Parker Reorder, including acquisition costs and after final adjustments, was approximately $12,140,000 which consisted primarily of 1,250,000 newly issued shares of Common Stock and $5 million stated value of newly issued 6% convertible preferred stock of the Company (the "LPC Preferred"). The LPC Preferred is convertible, at any one time during the period from January 10, 1998 to January 10, 2000, into (i) 1,000,000 shares of the Company's common stock, subject to an upward adjustment in the event that the market price of the Company's common stock is below $5.00 at the time of conversion, based on a defined conversion formula, up to a maximum of 4,000,000 shares, or (ii) 9.80% of the outstanding capital stock of Parker Reorder. The conversion formula related to the conversion into the Company's common stock is defined as the number of shares of common stock equal to the product of 25 (which represents the stated value per share of the LPC Preferred) and the number of shares of LPC Preferred, divided by the average closing sale price for the common stock for the 20 trading days immediately prior to the date written notice of the intention to exercise the conversion option is given, provided, however, that in no case shall the number of shares of common stock into which each share of LPC Preferred may be converted be less than 5 or greater than 20. At any time after January 10, 2000, the Company shall have the option to redeem the LPC Preferred at a redemption price equal to the Stated Value for each such share of LPC Preferred, plus an amount equal to all accrued and unpaid Preferred Dividends and interest thereon, if any.The acquisition has been accounted for as a purchase with the results of LPC included in the consolidated financial statements of the Company from the acquisition date.

         In May 1997, the Company entered into a joint venture ("Apollo Joint Venture") with Apollo Real Estate Advisors II, L.P. ("Apollo") and Watermark Limited LLC ("Watermark"), an affiliate of the Company to identify, acquire, renovate, refurbish and sell hotel properties. The Company will perform all of the renovation and procurement services for each of the properties purchased by the Apollo Joint Venture. In addition, the Company will receive a five percent equity interest in each of the entities formed to purchase such properties in exchange for its contribution of five percent of the total equity required to acquire, renovate and sell such properties. The Apollo Joint Venture intends to own and operate the properties only for the time necessary to upgrade and market them for resale. As an inducement to enter into the Joint Venture Agreement, the Company issued to Apollo a seven-year warrant to purchase 750,000 shares of Common Stock at $8.115 per share (the average closing price of the Common Stock for the 20 trading days prior to issuance). The warrant expires in 2004. The warrant is currently exercisable as to 350,000 shares and becomes exercisable as to the remaining 400,000 shares in increments of 100,000 shares for every $7,500,000 of incremental revenue earned and to be earned by the Company from the Apollo Joint Venture. In September 1997, the Apollo Joint Venture acquired the Warwick Hotel in Philadelphia, Pennsylvania. As of March 30, 1998, the Company contributed approximately $308,000 to the joint venture operating entity that was formed to purchase the property. There are no additional material capital commitments to be made by the Company with respect to this project. The joint venture operating entity is owned 95% by the general partner, which is owned by Apollo and Watermark, and 5% by the Company as a limited partner. The Company is accounting for this investment on the cost method as all decisions are made by the general partner. In addition, the Apollo Joint Venture has entered into a letter of intent to acquire the Historic Inn in Richmond, Virginia. As of March 30, 1998, the Company has not made any capital contributions with respect to this project. The Company anticipates that upon the acquisition of the Historic Inn, capital contributions will approximate $135,000. The Company will fully renovate and refurbish these properties pursuant to a contract with the Apollo Joint Venture operating entity, which is expected to generate approximately $18 million of revenue for the Company in 1998.

         In November 1997, the Company formed a wholly owned subsidiary, Hospitality Construction Corporation ("HCC") which is based in Atlanta, Georgia. HCC specializes in projects such as new construction or "footprint" moving (redesignation of walls and related remodeling), unlike HRB which specializes in renovation and upgrading existing facilities. HCC will also manage the renovation projects under the Apollo Joint Venture and other properties in which the Company may acquire an ownership interest. HCC has retained a management team with significant related experience in the construction industry. The building construction industry is highly competitive and HCC competes with large and small contractors. Industry competition occurs in a number of forms, including fee levels, quality of service and degree of risk assumption. There can be no assurance that any construction project will be completed in a timely manner or within budget.

         On January 6, 1998, the Company reached an agreement in principle to enter into a master development agreement with Prime Hospitality Corp. ("Prime") to develop 20 hotel properties over a two-year period under the AmeriSuites brand name. Under the proposed agreement, the Company will perform the front-end construction for the 20 AmeriSuites properties. Front-end construction responsibilities include identification of target markets, specific site identification through its wholly-owned subsidiary HWS Real Estate Advisory Group, Inc. ("HWS REAG"), negotiation, due diligence, entitlement, planning, zoning and other approval requirements, selection of contractors, and design and construction of new hotels, as well as development, construction and purchasing services required for each project. Prime will provide project design, management and franchise services once each property is complete. The Company and Prime will be equally responsible for the financing requirements (up to $30 million each) and will each have a 50% equity interest in the new hotels. In December 1997, the Company formed a wholly-owned subsidiary, Hospitality Development Services Corporation ("HDS"), based in New York, New York, to manage the Prime project and any other hotel development projects in the future. HDS has retained a management team with significant related experience in the development industry. New project development is subject to a number of risks, including risks of construction delays or cost overruns which may increase project costs; receipt of zoning, occupancy and other required regulatory permits and authorizations; and the incurring of development costs that are not pursued to completion. There can be no assurance that any development project will be completed in a timely manner or within budget.

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

         On February 9, 1998, the Company, through HWS REAG, purchased the assets of Watermark's real estate advisory business, consisting primarily of development contracts. Watermark is an international management company that is the general partner and manages Watertone Holdings LP, a shareholder of the Company. The purchase price for such business was $1,500,000 and its results will be included in the consolidated financial statements of the Company from the acquisition date.

         On March 6, 1998, the Company entered into a joint venture with ING Realty Partners ("ING Joint Venture"), to acquire the Clarion Quality Hotel in Chicago, Illinois. The Company anticipates that its capital commitment to the ING Joint Venture will approximate $2.1 million. In addition, the ING Joint Venture obtained financing for $38 million to fund the purchase of the Clarion as well as the renovation and refurbishment costs. HCC will fully renovate and refurbish this property pursuant to a contract with the ING Joint Venture, which is expected to generate approximately $17 million of revenue for the Company in 1998.

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

DEPENDENCE ON CUSTOMERS

         Most of the Company's customers are in the hospitality industry with few of them accounting for a substantial portion of the Company's annual revenues. During the year ended December 31, 1997, one customer, a high-ranking government official of the United Arab Emirates, accounted for 14% of the Company's net revenues. During the year ended December 31, 1996, two customers accounted for 49% and 31% of the Company's net revenues. In 1995, four customers accounted for 23%, 19%, 18% and 14% of net revenues. As the Company continues to grow and expand its renovation business and diversify its offerings through acquisitions, the Company believes its dependence on significant customers will decrease. There are no assurances that either continued growth or decreased dependence on significant customers will occur.

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

                                               HIGH                      LOW

FISCAL 1996
First Quarter..............................  $ 1-11/16                $   5/8
Second Quarter.............................      2-1/8                 1-9/16
Third Quarter..............................     3-3/16                  1-5/8
Fourth Quarter.............................      6-7/8                  2-5/8

FISCAL 1997
First Quarter..............................  $ 8-11/16               $5-15/16
Second Quarter.............................      9-3/8                  5-3/8
Third Quarter..............................    14-3/16                  7-3/8
Fourth Quarter.............................   13-15/16                  8-1/2

         On September 14, 1998, the last reported sales price of the Common Stock on the American Stock Exchange was $4.00 per share.

         (B) HOLDERS. As of September 14, 1998, there were approximately 99 record holders and approximately 1,900 beneficial holders of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA (A)


                                                           YEARS ENDED DECEMBER 31,
                                                                (IN THOUSANDS)
                                              1993              1994              1995              1996               1997
                                              ----              ----              ----              ----               ----
Net Revenues                                $  2,354        $    524         $  4,980         $ 24,367        $ 85,442
Income (loss) from continuing
   operations                                    526          (1,285)            (380)           1,907            (844)
Basic earnings (loss) from
   continuing operations per
   common share                                  .17            (.28)            (.07)             .27            (.13)
Diluted earnings (loss) from
   continuing operations per
   common share                                  .17             (b)              (b)              .27             (b)
Total assets                                   2,565           4,492           10,031           12,750          84,268
Long-term debt                                   450            --               --               --              --
Preferred Stock                                 --              --               --               --             5,000

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

         Additionally, historical comparisons are not considered meaningful because revenue recognition methodologies vary across the Company's businesses. The Company recognizes all revenues associated with a renovation project on a percentage of completion basis, as if the Company were a general contractor. As part of this process, the Company develops a complete scope of work to be performed and invoices its clients on a monthly or bi-monthly basis as work is performed. The Company's cost of renovation services has been relatively stable over the past two years. In contrast to the Company's recognition of renovation revenues, the Company recognizes procurement revenues in three ways: (i) when the Company is a principal, during which it functions as a purchaser and reseller of products, the Company recognizes all revenues associated with the products it purchases at the time of shipment of the respective product, (ii) when the Company acts as an agent only, service fee income is recognized as revenue at the time the service is provided, and (iii) when the Company provides these services under long-term contracts, earnings are recognized under the percentage of completion method, based on efforts expended over the life of the contract. In each case, the Company charges its clients a procurement fee based upon the amount of time and effort it expects to spend on a project. The Company intends to continue to expand its role as a purchaser and reseller because the Company believes that it can enter into more advantageous arrangements with its vendors when acting as principal rather than agent. Customer deposits and advances to vendors increased during 1997 due to the acquisition of LPC. In addition, such amounts increased over historical levels realized by LPC and are likely to continue to increase as the Company expands its role as a principal rather than as an agent. Under each method of procurement revenue recognition, profits primarily include only procurement service fees. The Company realizes reorder revenue based on the fees it charges its clients for services rendered.

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

         Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1997 were $13,776,081, or 16.1% of revenues, compared to $3,218,520, or 13.2% of revenues, for 1996. Included in SG&A expenses for the years ended December 31, 1997 and 1996 were $778,825 and $383,922, respectively, of amortization of goodwill and other intangible assets on acquisitions. The increase in SG&A expenses in 1997 was due to the addition of LPC and Parker Reorder as well as the development of an administrative infrastructure to control future growth.

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

         The net loss for the year ended December 31, 1997 was $843,649, compared to net income of $1,842,678, for 1996. As disclosed in Note 14 to the consolidated financial statements, if the Company accounted for its stock-based employee compensation plans using the fair value-based method, rather than the permitted intrinsic value-based method, the net loss would have been approximately $2,031,000 as compared to the reported net loss of approximately $844,000.

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

         In January 1997, the Company acquired 100% of the outstanding capital stock of LPC. The purchase price for LPC, after final adjustments, of approximately $11.65 million consisted of 1,250,000 newly issued shares of Common Stock and 200,000 shares of 6% convertible preferred, $25 stated value per share, which are convertible, on a formula basis, into 1,000,000 shares of Common Stock (subject to upward adjustment to a maximum of 4,000,000 shares in the event that the market price of the Common Stock is below $5.00 at the time of conversion) during the period from January 10, 1998 to January 10, 2000.

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

         As the Company grows and continues to explore opportunities for strategic alliances and acquisitions, investment in additional support systems, including infrastructure and personnel, will be required. The Company expects to increase its costs and expenses in 1998 as it continues to invest in the development of its businesses. Although these increases may result in a short-term reduction in operating margin as a percentage of revenues, the Company anticipates that its investments will have a positive impact on its net revenues on a long-term basis. The Company anticipates making substantial expenditures as it continues to explore expansion though strategic alliances and acquisitions. The Apollo Joint Venture has acquired the Warwick Hotel in Philadelphia, Pennsylvania, and has entered into a letter of intent to purchase a hotel property in Richmond, Virginia. The Company does not anticipate having to make additional capital commitments related to these Apollo Joint Venture acquisitions. The ING Joint Venture has acquired the Clarion Hotel in Chicago, Illinois and the Company anticipates that its capital commitment to the ING Joint Venture will approximate $2.1 million. In addition, the Company reached an agreement in principle to enter into a master development agreement with Prime, for which the Company and Prime will be equally responsible for financing requirements of up to $30 million each. While the Company does not presently have sufficient resources to fund its commitment, it believes that resources will be available at reasonable terms.

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

         The Company believes its present cash position, including anticipated increasing revenues and cash on hand, and its ability to obtain additional financing as necessary, will allow the Company to meet its anticipated capital commitments and its short-term operating needs for at least the next twelve months.

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

         The Company does not maintain sophisticated data processing support and management information systems. Parker FIRST, the Company's new proprietary software product, has been developed and maintained by Parker Reorder. The Company has made a comprehensive assessment of the impact of the Year 2000 on its business operations. The Parker FIRST software was designed to account for the Year 2000 and beyond. This software product is anticipated to be in use by hotel companies during the second quarter of 1998. Other software systems currently in use by the Company will be upgraded, as necessary, over the next year. The Company does not expect that the cost of ensuring Year 2000 compliance will have a material adverse impact on its financial position or results of operations in the current year or in the future years.

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

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Financial Statements:
         *        Hospitality Worldwide Services, Inc. and Subsidiaries
         *        Report of Independent Public Accountants
         *        Consolidated Financial Statements

(b)      Exhibits

         EXHIBIT
          NUMBER                           EXHIBITS
            3.1 Certificate of Incorporation, as amended, of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1998).
            3.2 Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the quarter ended June 30, 1998).
            4.1 Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2, No. 33-7094-NY).
            4.2 Rights Agreement dated as of November 24, 1997, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (the "Rights Agreement") (Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on December 2, 1997).
            4.3 Amendment to Rights Agreement dated January 7, 1998 (Incorporated by reference to Exhibit 4.3 of the Company's Form 10-K for the year ended December 31,
                       1997).
           10.1 Asset Purchase Agreement dated as of April 1, 1995, by and among AGF Interior Services Co., Watermark Investments Limited (Bahamas), Watermark Investments Limited (Delaware), HRB, the Company and Tova Schwartz (Incorporated by reference to the Company's Current Report on Form 8-K dated August 22, 1995).
           10.2 Divestiture, Settlement and Reorganization Agreement dated as of February 26, 1996, by and among the Company, HRB, Watermark Investments Limited (Bahamas), Watermark Investments Limited (Delaware), AGF Interior Services Co., Tova Schwartz, Alan G. Friedberg and Guillermo Montero (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB for the year ended December 31,
                       1995).
           10.3 Memorandum Agreement dated April 12, 1996, by and between the Company and Watermark (Incorporated by reference to
                       Exhibit 10.3 of the Company's Form 10-KSB for the year ended December 31, 1995).
           10.4 Bill of Sale and Assumption Agreement dated February 26, 1996, by and between the Company and Tova Schwartz (Incorporated by reference to Exhibit 10.4 of the
                       Company's  Form  10-KSB for the year ended  December  31,
                       1995).
           10.5 Consulting Agreement dated February 28, 1996, by and between to Company and Resource Holdings Associates (Incorporated by reference to Exhibit 10.6 of the
                       Company's  Form  10-KSB for the year ended  December  31,
                       1995).
           10.6 Employment Agreement dated April 1, 1996, by and between the Company and Howard G. Anders (Incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the year ended December 31, 1995).
           10.7        1996 Stock  Option Plan  (Incorporated  by  reference  to
                       Exhibit 4(a) to the Company's Registration Statement on Form S-8 filed on February 12, 1997, File No. 333-21689).
           10.8 Form of Option Agreement for the 1996 Plan (Incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-8 filed on February 12, 1997, File No.
                       333-21689).

           10.9        Form of Stock  Agreement for the Outside  Directors' Plan
                       (Incorporated   by  reference  to  Exhibit  4(c)  to  the
                       Company's  Registration  Statement  on Form S-8  filed on
                       February 12, 1997, File No. 333-21689).
           10.10       Form of  Option  Granted  to  Officers  (Incorporated  by
                       reference to Exhibit 4(d) to the  Company's  Registration
                       Statement on Form S-8 filed on February  12,  1997,  File
                       No. 333- 21689).
           10.11       Agreement and plan of Merger dated as of January 9, 1997,
                       by and among  Leonard  Parker  Company,  LPC  Acquisition
                       Corp.,  and the Company  (incorporated  by  reference  to
                       Exhibit 2.1 of the Company's  Current  Report on Form 8-K
                       filed January 24, 1997).
           10.12       Employment Agreement, dated as of January 9, 1997, by and
                       among The Leonard Parker Company, the Company and Leonard
                       Parker (Incorporated by reference to Exhibit 10.13 to the
                       Company's  Registration Statement on Form SB-2 filed July
                       22, 1997, No. 333- 31765).
           10.13       Employment Agreement, dated as of January 9, 1997, by and
                       among The Leonard Parker Company, the Company and Douglas
                       Parker (Incorporated by reference to Exhibit 10.14 to the
                       Registration  Statement on Form SB-2 filed July 22, 1997,
                       No. 333-31765).
           10.14       Registration  Rights  Agreement,  date as of  January  9,
                       1997, by and among the Company,  Leonard Parker,  Douglas
                       Parker,  Bradley Parker,  Philip Parker, Gregg Parker and
                       Mitchell  Parker  (Incorporated  by  reference to Exhibit
                       10.18 to the  Company's  Registration  Statement  on Form
                       SB-2 filed July 22, 1997, No. 333-31765).
           10.15       Agreement to Joint Venture,  dated as of May 12, 1997, by
                       and among  Apollo  Real Estate  Advisors  II,  L.P.,  the
                       Registrant  and  Watermark   Investments  Limited,   LLC.
                       (Incorporated  by  reference  to  Exhibit  10.19  to  the
                       Company's  Registration Statement on Form SB-2 filed July
                       22, 1997, No. 333-31765).
           10.16       Warrant  dated May 12,  1997 issued to Apollo Real Estate
                       Advisors II, L.P.  (Incorporated  by reference to Exhibit
                       10.20 to the  Company's  Registration  Statement  on Form
                       SB-2 filed July 22, 1997, No. 333-31765).
           10.17       Agreement  and Plan of  Merger,  dated as of  January  1,
                       1998, by and among the Company,  HWS Acquisition Corp., a
                       Delaware  corporation,  Bekins Distribution Services Co.,
                       Inc.  and the  Sellers  named  therein  (Incorporated  by
                       reference to Exhibit 2.1 the Company's  Current Report on
                       Form 8-K dated January 9, 1998).
           10.18       Registration  Rights  Agreement  dated as of  January  1,
                       1998,  by and among the Company  and the  various  Bekins
                       Shareholders  (Incorporated  by reference to Exhibit 10.1
                       to the  Company's  Current  Report on Form 8-K/A filed on
                       September 16, 1998)
           10.19       Financial Advisory Agreement dated April 10, 1997, by and
                       between  the  Company and  Resource  Holdings  Associates
                       (Incorporated by reference to the Company's  Registration
                       Statement on Form SB-2, No. 333-31765).
           10.20       Master Development Agreement,  dated June 5, 1998, by and
                       between   the  Company   and  Prime   Hospitality   Corp.
                       (Incorporated by reference to Exhibit 10 to the Company's
                       Form 10-Q for the quarter ended June 30, 1998).
            11         Computation of earnings per share (Incorporated herein by
                       reference  to  Note  15  to  the  Company's  Consolidated
                       Financial Statements).
           16.1        Letter  from  Arthur  Andersen  LLP dated  March 19, 1996
                       (Incorporated  by  reference  to  the  Company's  Current
                       Report on Form 8-K/A filed March 25, 1996).
           16.2        Letter  from BDO  Seidman,  LLP dated  November  19, 1997
                       (Incorporated  by  reference  to  the  company's  Current
                       Report on Form 8-K dated November 12, 1997).
            21         Subsidiaries of the Company (Incorporated by reference to
                       Exhibit 21 to the Company's  Form 10-K for the year ended
                       December 31, 1997).
           *27         Financial Data Schedule

---------------
*Filed herewith.

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

                                HOSPITALITY WORLDWIDE SERVICES, INC.


Dated: September 15, 1998       By: /S/ ROBERT A. BERMAN
                                    ------------------------------------------
                                Robert A. Berman, Chairman of the Board, Chief
                                Executive Officer, (principal executive officer)
                                and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      SIGNATURE                     TITLE                                                 DATE
      ---------                     -----                                                 ----

/S/ ROBERT A. BERMAN          Chairman of the Board, Chief                    September 15, 1998
------------------------      Executive Officer (principal
Robert A. Berman              executive officer) and Director

/S/ LEONARD F. PARKER         Chairman Emeritus of the Board                  September 15, 1998
------------------------      and Director
Leonard F. Parker

/S/ DOUGLAS A. PARKER         President and Director                          September 15, 1998
------------------------
Douglas A. Parker

/S/ HOWARD G. ANDERS          Executive Vice President, Howard G.             September 15, 1998
------------------------      Anders Chief Financial Officer,
Howard G. Anders              (principal financial officer, principal
                              accounting officer) and Secretary

/S/ SCOTT A. KANIEWSKI        Director                                        September 15, 1998
------------------------
Scott A. Kaniewski

/S/ LOUIS K. ADLER            Director                                        September 15, 1998
------------------------
Louis K. Adler

/S/ GEORGE ASCH               Director                                        September 15, 1998
------------------------
George Asch

/S/ RICHARD A. BARTLETT       Director                                        September 15, 1998
------------------------
Richard A. Bartlett

ITEM 8.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE NO.
                                                                        --------

HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   F-2, F-3

         CONSOLIDATED FINANCIAL STATEMENTS:
                  Balance sheets                                           F-4
                  Statements of operations                                 F-5
                  Statement of stockholders' equity                        F-6
                  Statements of cash flows                            F-7, F-8
                  Notes to consolidated financial statements          F-9-F-23

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


/s/ Arthur Andersen LLP
-----------------------
Arthur Andersen LLP


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



/s/ BDO Seidman, LLP
--------------------
BDO Seidman, LLP


New York, New York
March 21, 1997

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                         DECEMBER 31,
                                                                                   1997                        1996
                                                                                   ----                        ----
CURRENT ASSETS:
Cash and cash equivalents                                                       $11,964,129                $   276,191
Marketable securities                                                            18,915,686                         --
Accounts receivable, net of allowance for doubtful
    accounts of $267,595 and $50,000 (Notes 5 and 10)                            21,932,667                  3,134,841
Current portion of note receivable (Note 3)                                         342,144                     70,000
Costs and estimated earnings in excess of billings (Note 6)                       3,420,829                  2,176,907
Advances to vendors                                                               4,255,181                         --
Prepaid and other current assets                                                  1,037,480                    421,303
                                                                                 ----------                 ----------
                  Total current assets                                           61,868,116                  6,079,242
Note receivable, less current portion (Note 3)                                           --                    280,000
Property and equipment, less accumulated depreciation of
    $337,873 and $61,711 (Note 7)                                                 3,547,712                    142,877
Goodwill and other intangibles, less accumulated
    amortization of $1,489,855 and $549,970 (Note 3)                             17,078,180                  6,049,669
Deferred taxes (Note 9)                                                             739,088                     65,280
Other assets                                                                      1,034,595                    133,022
                                                                               ------------               ------------

                                                                                $84,267,691                $12,750,090
                                                                                -----------                -----------
                                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable (Note 5)                                                       $16,374,426                 $1,175,068
Accrued and other liabilities                                                     2,540,222                  1,897,389
Billings in excess of costs and estimated earnings (Note 6)                         295,967                    200,802
Customer deposits                                                                13,323,571                         --
Loan payable  (Note 8)                                                                   --                  1,400,000
Income taxes payable                                                                  7,669                    297,860
                                                                                 ----------               ------------
                           Total current liabilities                             32,541,855                  4,971,119

Commitments and contingencies (Note 11)

STOCKHOLDERS' EQUITY (Notes 13, 14 and 17)
Convertible preferred stock, $.01 par value, $25 stated value,
    3,000,000 shares authorized,200,000 issued and
    outstanding in 1997, $5,000,000 liquidation preference                        5,000,000                          --
Common stock, $.01 par value, 20,000,000 shares authorized,
    11,345,572 and 7,225,655 issued                                                 113,456                     72,257
Additional paid-in capital                                                       47,519,725                  8,185,410
Treasury stock, 500,000 common shares in 1996                                            --                   (715,000)
Retained earnings (deficit)                                                        (907,345)                   236,304
                                                                              -------------                -----------
                  Total stockholders' equity                                     51,725,836                  7,778,971
                                                                               ------------                -----------
                                                                                $84,267,691                $12,750,090
                                                                                -----------                -----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          YEAR ENDED DECEMBER 31,
                                                                   1997                1996              1995
                                                                   ----                ----              ----
Net revenues (Note 12)                                        $ 85,441,712        $24,367,112      $  4,980,291
Cost of revenues (Notes 10 and 12)                              71,480,995         18,289,924         3,823,779
                                                                ----------         ----------        ----------
         Gross profit                                           13,960,717          6,077,188         1,156,512
Selling, general and administrative expenses                    13,776,081          3,218,520         1,619,189
                                                                ----------          ---------         ---------
         Income (loss) from operations                             184,636          2,858,668          (462,677)
                                                                ----------          ---------        ----------
Other income (expense):
    Interest expense                                              (287,633)           (26,101)          (13,007)
    Interest income                                                774,836              1,141           120,257
    Warrant expense                                             (1,287,500)                --                --
                                                               -----------         ----------        ----------
         Total other income (expense)                             (800,297)           (24,960)          107,250
                                                               -----------        -----------        ----------
         Income (loss) before income taxes                        (615,661)         2,833,708          (355,427)
Provision for income taxes (Note 9)                                227,988            926,325            25,000
                                                                ----------         ----------        ----------
         Income (loss) from continuing operations                 (843,649)         1,907,383          (380,427)
                                                               -----------         ----------       -----------
Discontinued operations:  (Note 4)
    Loss from discontinued operations                                   --            (64,705)         (336,736)
    Loss on disposal of discontinued operations,                        --                 --          (398,806)
                                                                ----------          ---------        ----------
       including provision of $46,000 for operating
       losses during the phase out period
    Loss from discontinued operations                                   --            (64,705)         (735,542)
                                                                ----------         ----------        ----------
Net income (loss)                                             $   (843,649)      $  1,842,678     $  (1,115,969)
                                                              ------------       ------------     -------------
Basic earnings (loss) per common share:
    Income (loss) from continuing operations                  $      (0.13)      $       0.27     $       (0.07)
                                                              ------------       ------------     -------------
    Discontinued operations:
       Loss from operations                                             --              (0.01)            (0.06)
       Loss on disposal                                                 --                 --             (0.07)
                                                               -----------       ------------      ------------
                                                                        --              (0.01)            (0.13)
                                                              ------------     --------------     -------------
    Net income (loss)                                        $       (0.13)     $         .26     $       (0.20)
                                                             -------------      -------------     -------------
Diluted earnings (loss) per common share:
    Income (loss) from continuing operations                           (a)      $        0.27               (a)
                                                             -------------      -------------     -------------
    Discontinued operations:
       Loss from operations                                              --             (0.01)               (a)
       Loss on disposal                                                  --                 --               (a)
                                                                         --             (0.01)               (a)
    Net income (loss)                                                   (a)     $        0.26                (a)
                                                               ------------      -------------     -------------

Weighted average common shares outstanding                       8,885,570          6,983,333         5,673,600
                                                               ------------      ------------      ------------
Weighted average common and common equivalent                    9,876,802          7,131,915         5,700,324
    shares outstanding                                           ---------          ---------         ---------

(a)      Antidilutive

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                            PREFERRED STOCK             COMMON STOCK
                          ------------------         -----------------
                                                                                               Unrealized
                          Number                Number                              Additional   Loss on      Retained    Total
                            of       Stated       of         Par       Treasury       Paid in   Marketable   Earnings  Stockholders'
                          Shares      Value     Shares      Value        Stock        Capital   securities   (Deficit)   Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE,
 JANUARY 1, 1995            --       $  --   4,625,655    $46,257        $  --     $4,590,285    $(52,938)   $(490,405)  $4,093,199
Issuance of 2.5
 million shares in
 connection with
 acquisition                --          --   2,500,000     25,000           --      3,275,000          --           --    3,300,000
Sale of available-for-
  sale securities           --          --          --         --           --             --      52,938           --       52,938
Net loss                                                                                                    (1,115,969)  (1,115,969)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE,
 DECEMBER 31,
1997                        --          --   7,125,655     71,257           --      7,865,285          --   (1,606,374)   6,330,168
Purchase of treasury
  stock                     --          --  (1,000,000)        --   (1,152,500)           --           --           --   (1,152,500)
Sale of treasury
stock                       --          --     500,000         --      437,500         62,500          --           --      500,000
Stock issued in
  settlement of
  service agreements        --          --      75,000        750           --        149,250          --           --      150,000
Stock options issued
  for services              --          --          --         --           --         44,000          --           --       44,000
Exercise of stock
  options and
  warrants                  --          --      25,000        250           --         64,375          --           --       64,625
Net income                                          --         --           --             --                1,842,678    1,842,678
------------------------------------------------------------------------------------------------------------------------------------
BALANCE,
 DECEMBER 31,
1996                        --          --   6,725,655     72,257     (715,000)     8,185,410          --      236,304    7,778,971
Purchase of treasury
  stock                     --          --    (500,000)        --   (2,210,000)            --          --           --   (2,210,000)
Exercise of stock
  option and
  warrants                  --          --     419,917      4,199           --      1,018,931          --           --    1,023,130
Issuance of shares in
  connection with
  acquisition          200,000   5,000,000   1,250,000     12,500           --      6,940,000          --           --   11,952,500
Stock issued in
  connection with
  offering, net of
  expenses                  --          --   3,450,000     24,500    2,925,000     27,379,246          --           --   30,328,746
Income tax benefit
  from warrants
  exercised                 --          --          --         --           --        360,349          --           --      360,349
Warrants issued for
  services                  --          --          --         --           --      3,635,789          --           --    3,635,789
Net income                  --          --          --         --           --             --          --     (843,649)    (843,649)
Preferred dividends         --          --          --         --           --             --          --     (300,000)    (300,000)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE,
 DECEMBER 31,
1997                   200,000  $5,000,000  11,345,572   $113,456        $  --    $47,519,725       $  --    $(907,345) $51,725,836
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                YEAR ENDED DECEMBER 31,
                                                                        1997                   1996                 1995
                                                                        ----                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $ (843,649)           $ 1,842,678         $(1,115,969)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                    1,114,001                404,114             178,801
    Provision for losses on accounts receivable                             --                     --             125,366
    Loss on disposal of discontinued operations                             --                     --             398,806
    Realized loss on sale of securities                                     --                     --              52,938
    Stock based compensation charge                                  1,593,420                 44,000                  --
    Deferred income tax provision                                     (668,422)               (65,280)                 --
  (Increase) decrease in current assets:
    Accounts receivable                                            (12,299,779)            (1,548,005)           (539,439)
    Current assets of discontinued operations                               --                145,317            (145,317)
    Costs in excess of billings                                     (1,243,922)            (2,047,173)           (129,734)
    Advances to vendors                                             (4,255,181)                     --                 --
    Prepaid and other current assets                                    36,528               (290,632)            182,029
    Increase in other assets                                          (901,573)               (81,014)             (9,632)
  Increase (decrease) in current liabilities:
    Accounts payable                                                10,579,593                134,481             495,158
    Accrued and other liabilities                                      316,802                862,204             360,172
    Billings in excess of costs                                         95,165               (419,772)           (640,175)
    Customer deposits                                               10,046,533                     --                  --
    Accrued loss on disposal of discontinued operations                     --               (398,806)                 --
    Income taxes payable                                              (290,191)               297,860                  --
                                                                    ----------             ----------           ---------
    Net cash provided by (used in) operating activities              3,279,325             (1,120,028)           (786,996)
                                                                     ---------            -----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of marketable securities                                           --                     --           3,047,243
    (Purchase) sale of short term marketable securities            (18,915,686)               715,000            (715,000)
    Cash acquired upon acquisition, net of acquisition costs           479,061                     --             125,966
    Purchase of property and equipment                              (2,694,522)               (65,682)            (40,819)
                                                                   -----------           ------------          ----------
    Net cash provided by (used in) investing activities            (21,131,147)               649,318           2,417,390
                                                                  ------------            -----------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings on loan payable                         3,180,000              1,400,000             455,926
    Repayment of loan payable                                       (4,580,000)              (455,926)                 --
    Purchase of treasury stock                                      (2,210,000)            (1,152,500)                 --
    Proceeds from sale of treasury stock                                    --                500,000                  --
    Note receivable                                                         --                     --          (2,574,521)
    Proceeds from stock offering                                    32,126,630                     --                  --
    Proceeds from exercise of stock options and warrants             1,023,130                 64,625                  --
                                                                   -----------             ----------          ----------
    Net cash provided by (used in) financing activities             29,539,760                356,199          (2,118,595)
                                                                    ----------            -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                       11,687,938               (114,511)           (488,201)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         276,191                390,702             878,903
                                                                   -----------             ----------         - ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $11,964,129            $   276,191         $   390,702
                                                                   -----------            -----------         -----------

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                YEAR ENDED DECEMBER 31,
                                                                    1997                   1996                 1995
                                                                    ----                   ----                 ----
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW
INFORMATION:
Cash paid during the period for:
    Interest                                                         $ 178,113            $    26,101         $    12,486
    Income taxes                                                       785,127                696,324                  --
NON-CASH INVESTING & FINANCING
ACTIVITIES:
Fair value (including goodwill) of net assets acquired              11,166,229                     --           5,450,000
Stock issued for assets acquired                                    11,952,500                     --          (3,300,000)
Note payable for assets acquired                                            --                     --          (2,150,000)
Issuance of stock for repayment of debt                                     --                150,000                  --
Repayment of debt from issuance of stock                                    --               (150,000)                 --
Preferred stock dividends not paid in lieu of purchase
  price reduction for LPC acquisition                                  300,000                     --                  --
Warrants granted and exercisable by Apollo                           1,837,527                     --                  --
Warrants granted to underwriters for stock offering                  1,798,262                     --                  --



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

         REVENUE RECOGNITION

RENOVATION

         The Company determines renovation earnings under the percentage of completion method. Under this method, the Company recognizes as earnings that portion of the total earnings anticipated from a contract which the cost of the work completed bears to the estimated total cost of the work covered by the contract. To the extent that contracts extend over more than one year, revisions in costs and earnings estimates during the course of the work are reflected in the year in which the facts which require the revision become known. Due to uncertainties inherent in the estimation process, it is reasonably possible that such estimates will be revised over the next year. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will occur. Claims are included in earnings from renovation contracts at an amount based on the related contract costs when realization is probable and the amount can be reliably estimated.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, note receivable, accounts payable, and accrued and other liabilities approximate the fair values as of December 31, 1997, due to the short-term maturity of these instruments. The carrying amounts as of December 31, 1997 of costs and estimated earnings in excess of billings, advances to vendors, billings in excess of costs and estimated earnings and customer deposits approximate fair value as these amounts are due or payable within the Company's operating cycle. The fair value of marketable securities is based on quoted market prices for such instruments and approximate their carrying amounts as of December 31, 1997.

         SOFTWARE COSTS

         The costs incurred in creating Parker FIRST, a computer software product, have been capitalized since the establishment of technological feasibility. Upon Parker FIRST being available to customers, the Company will amortize such costs over the estimated economic useful life.

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

         In January 1997, the Company completed the acquisition of Leonard Parker Company ("LPC") and Parker Reorder Corporation ("Parker Reorder"). LPC, a leading purchasing company for the hospitality industry, acts as an agent or principal for the purchase of goods and services for its customers which include major hotel and management companies worldwide. Parker Reorder has developed and is marketing a new proprietary software product, Parker FIRST, which allows clients to reorder operating supplies and equipment ("OS&E") and other products on-line and will provide such clients with access to forecasting and product evaluation capabilities. The purchase price of LPC and Parker Reorder, including acquisition costs and after final adjustments, was approximately $12,140,000 which consisted primarily of 1,250,000 newly issued shares of Common Stock and $5 million stated value of newly issued 6% convertible preferred stock of the Company. The acquisition resulted in goodwill and other intangible assets of approximately $11,400,000, which are being amortized on a straight-line basis over their estimated useful life of 30 years. The acquisition was accounted for as a purchase with the results of LPC and Parker Reorder included in the consolidated financial statements of the Company from the acquisition date.

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


YEAR ENDED DECEMBER 31                                                           1996                     1995
-------------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
Net sales                                                                        $83,067,724             $ 52,302,744
Net income (loss) from continuing operations applicable to common shares           1,435,165               (1,537,048)
Diluted loss per share from continuing operations                                       0.17                    (0.15)
-------------------------------------------------------------------------------------------------------------------------


         The above unaudited pro forma statements have been adjusted to reflect the amortization of goodwill and other intangible assets as generated by the acquisitions over 17 and 30 year periods, interest income on the $350,000 Watermark note receivable, elimination of the interest income on the $2,500,000 loan to AGF, dividends of 6% on $5,000,000 preferred shares in the LPC transaction, LPC's officers compensation based on employment agreements entered into at the date of acquisition, additional income taxes on pro forma income and the 3,750,000 common shares and $5,000,000 preferred shares issued as consideration in the transactions.

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

6.       COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

         Costs and estimated earnings in excess of billings on uncompleted contracts represent unbilled receivables. Billings on uncompleted contracts in excess of costs and estimated earnings represent deferred revenue, and consist of:


                                                                                          DECEMBER 31,
                                                                                 1997                      1996
--------------------------------------------------------------------------------------------------------------------------
Costs incurred on uncompleted contracts                                           $15,629,620             $ 19,962,133
Estimated earnings                                                                  7,333,524                7,027,729
Billings to date                                                                  (19,838,282)             (25,013,757)
--------------------------------------------------------------------------------------------------------------------------
Costs and estimated earnings on uncompleted contracts in excess
   of billings                                                                     $3,124,862             $  1,976,105
--------------------------------------------------------------------------------------------------------------------------
Included in the  accompanying  consolidated  balance  sheet under the  following captions:
Costs and estimated earnings in excess of billings                                 $3,420,829             $  2,176,907
Billings in excess of costs and estimated earnings                                   (295,967)                (200,802)
--------------------------------------------------------------------------------------------------------------------------
                                                                                   $3,124,862               $1,976,105
--------------------------------------------------------------------------------------------------------------------------

7.                PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:


                                                                                          DECEMBER 31,
                                                                                 1997                      1996
--------------------------------------------------------------------------------------------------------------------------
Furniture and fixtures                                                             $347,769                 $ 52,048
Office equipment                                                                  1,068,352                  134,153
Leasehold improvements                                                              245,297                   18,387
Software                                                                          2,224,167                       --
--------------------------------------------------------------------------------------------------------------------------
                                                                                  3,885,585                  204,588
Less: Accumulated depreciation and amortization                                    (337,873)                 (61,711)
--------------------------------------------------------------------------------------------------------------------------
                                                                                 $3,547,712                $ 142,877
--------------------------------------------------------------------------------------------------------------------------


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


9.                INCOME TAXES

      The provision for income taxes consists of the following:


                                                                               YEAR ENDED DECEMBER 31,
                                                                    1997                   1996                1995
----------------------------------------------------------------------------------------------------------------------------
Current:
   Federal                                                            $360,349              $620,929             $25,000
   State and Local                                                     536,061               370,676                  --
----------------------------------------------------------------------------------------------------------------------------
                                                                       896,410               991,605              25,000
----------------------------------------------------------------------------------------------------------------------------

Deferred:
   Federal                                                            (465,547)              (65,280)                  --
   State and Local                                                    (202,875)                   --                  --
----------------------------------------------------------------------------------------------------------------------------
                                                                      (668,422)              (65,280)                  --
----------------------------------------------------------------------------------------------------------------------------
   Total                                                              $227,988              $926,325             $25,000
----------------------------------------------------------------------------------------------------------------------------

      The following is a reconciliation of the Company's income taxes based on the statutory rate and the actual provision for income taxes:


                                                                               YEAR ENDED DECEMBER 31,
                                                                    1997                   1996                1995
----------------------------------------------------------------------------------------------------------------------------
Statutory federal income tax at 34%                                $  (209,325)           $  963,640           $(120,845)
Increase (decrease) resulting from:
   Reduction (increase) of valuation allowance                              --              (339,120)            101,345
   State and local taxes, net of federal tax benefit                   219,903               239,027              16,500
   Nondeductible goodwill amortization and
   expenses                                                            217,410                62,778              28,000
----------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                            $227,988              $926,325             $25,000
----------------------------------------------------------------------------------------------------------------------------


      Deferred  income  taxes  result  from  temporary  differences  between the financial reporting carrying amounts and the tax bases of assets and liabilities. The source of these differences and tax effect of each at December 31, 1997 and 1996 are as follows:


DEFERRED INCOME TAX LIABILITY (ASSET)                                            1997                      1996
--------------------------------------------------------------------------------------------------------------------------
Warrant expense                                                                   $  (735,016)              $       --
Rent expense                                                                          (52,800)                      --
Goodwill amortization                                                                  50,017                   22,000
Allowance for doubtful accounts                                                       (64,881)                      --
Other                                                                                  63,592                  (87,280)
                                                                                       ------                 --------
                                                                                  $  (739,088)              $  (65,280)
                                                                                  -----------              -----------

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

      The following revenues and gross profit have been reflected in the consolidated financial statements:

                                    YEAR ENDED                YEAR ENDED
                                DECEMBER 31, 1997          DECEMBER 31, 1996
--------------------------------------------------------------------------------
Net revenues                       $   780,183                $   526,743
Cost of revenues                            --                    492,283
--------------------------------------------------------------------------------
Gross profit                       $   780,183                $    34,460
--------------------------------------------------------------------------------

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

      The aggregate future minimum lease payments due under operating leases are as follows:

DECEMBER 31
------------------------------------------------------------
1998                                             $1,729,608
1999                                              1,626,705
2000                                              1,354,771
2001                                              1,107,004
2002                                                797,168
Thereafter                                        1,733,129
                                                 ----------
                                                 $8,348,385

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

      The largest customer of the Company for 1997, a high-ranking government official of the United Arab Emirates, accounted for 14% of the Company's net revenues. The two largest customers of the Company for 1996 accounted for 49% and 31% of net revenues, and the four largest customers for 1995 accounted for 23%, 19%, 18%, and 14% of net revenues.

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

      The LPC Preferred is convertible, at any one time during the period from January 10, 1998 to January 10, 2000, into (i) 1,000,000 shares of the Company's common stock, subject to an upward adjustment in the event that the market price of the Company's common stock is below $5.00 at the time of conversion, based on a defined conversion formula, up to a maximum of 4,000,000 shares, or (ii) 9.80% of the outstanding capital stock of Parker Reorder. The conversion formula related to the conversion into the Company's common stock is defined as the number of shares of common stock equal to the product of 25 (which represents the stated value per share of the LPC Preferred) and the number of shares of LPC Preferred, divided by the average closing sale price for the common stock for the 20 trading days immediately prior to the date written notice of the intention to exercise the conversion option is given, provided, however, that in no case shall the number of shares of common stock into which each share of LPC Preferred may be converted be less than 5 or greater than 20. At any time after January 10, 2000, the Company shall have the option to redeem the LPC Preferred at a redemption price equal to the Stated Value for each such share of LPC Preferred, plus an amount equal to all accrued and unpaid Preferred Dividends and interest thereon, if any.

      The holders of LPC Preferred are entitled to vote on all matters submitted to the holders of the Common Stock and each share of LPC Preferred is entitled to 4.17 votes. The holders of record of the LPC Preferred, voting as a class, are entitled to elect two directors to the Company's Board of Directors at any time that any of the LPC Preferred is outstanding.

      The Company cannot pay or declare dividends on any capital stock other than the LPC Preferred, so long as such LPC Preferred is outstanding, unless all accrued and unpaid dividends on the LPC Preferred for all prior applicable periods have been declared and paid and the dividends on the LPC Preferred Stock for the current and applicable period has been declared and set apart for payment. The Company is not otherwise restricted from declaring and paying dividends to its shareholders.

      In May 1997, the Company entered into an Agreement to Joint Venture ("Apollo Joint Venture") with Apollo Real Estate Advisors II, L.P. ("Apollo") and Watermark Limited LLC to identify, acquire, renovate, refurbish and sell hotel properties. The Company will perform all of the renovation and procurement services for each of the properties purchased by the Apollo Joint Venture. In addition, the Company will receive a five percent equity interest in each of the joint venture entities formed to purchase such properties in exchange for its contribution of five percent of the total equity required to acquire, renovate and sell such properties. The joint venture intends to own and operate the properties only for the time necessary to upgrade and market them for resale. In September 1997, the Apollo Joint Venture acquired the Warwick Hotel in Philadelphia, Pennsylvania. As of December 31, 1997, the Company contributed approximately $293,000 to the joint venture operating entity that was formed to purchase the property. As of December 31, 1997, there are no additional material capital commitments to be made by the Company. The joint venture operating entity is owned 95% by the general partner, which is owned by Apollo and Watermark, and 5% by the Company as a limited partner. The Company is accounting for this investment on the cost method as all decisions are made by the general partner. As an inducement to enter into the Apollo Joint Venture, the Company issued to Apollo a seven-year warrant to purchase 750,000 shares of Common Stock at $8.115 per share. The warrant expires in 2004. The warrant is currently exercisable as to 350,000 shares and becomes exercisable as to the remaining 400,000 shares in increments of 100,000 shares for every $7,500,000 of incremental revenue earned and to be earned by the Company from the joint venture. The costs associated with the warrants for the 100,000 share increments earned and anticipated to be earned by Apollo are recognized as an additional cost of the related renovation and procurement contract. The fair value of the warrant for 250,000 shares was $1,287,500 (or $5.15 per share) and the warrant for 100,000 shares was $550,000 (or $5.50 per share). In 1997, the Company recognized an expense of approximately $1,593,400, of which $1,287,500 is reflected as Warrant Expense and $305,900 is included in Cost of Revenues on the accompanying consolidated Statement of Operations.

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

      SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value- based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: no dividends paid for all years; expected volatility of 49%, 40% and 40%; risk-free interest rate of 6.04%, 6.41% and 6.41%; and expected lives of 5.3 years, 2 years and 2 years.

      Under the accounting provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                       1997           1996             1995
--------------------------------------------------------------------------------
Net income (loss)(in thousands)
      As reported                   $  (844)         $1,843         $ (1,116)
      Pro forma                     $(2,031)         $1,583         $ (1,182)
Basic earnings per share
      As reported                   $ (0.13)         $ 0.26         $  (0.20)
      Pro forma                     $ (0.23)         $ 0.23         $  (0.21)
Diluted earnings per share
      As reported                        (a)         $ 0.26               (a)
      Pro forma                          (a)         $ 0.22               (a)

(a)      Antidilutive

      The following table contains information on stock options for the three year period ended December 31, 1997.
                                                               WEIGHTED
                                                           AVERAGE EXERCISE
                                       OPTION SHARES            PRICE
-------------------------------------------------------------------------------
Outstanding, December 31, 1994             85,000              $1.275
Granted                                    75,000               1.275
Exercised                                      --               --
Canceled                                       --               --
-------------------------------------------------------------------------------
Outstanding, December 31, 1995            160,000               1.275
Granted                                   984,000                2.50
Exercised                                 (12,500)               1.57
Canceled                                       --               --
-------------------------------------------------------------------------------
Outstanding, December 31, 1996          1,131,500                2.38
Granted                                   738,000                9.29
Exercised                                (122,250)               2.15
Canceled                                  (19,250)               3.27
-------------------------------------------------------------------------------
Outstanding, December 31, 1997          1,728,000               $5.58
-------------------------------------------------------------------------------


                                    EXERCISE PRICE       EXERCISE PRICE           TOTAL
                                   LESS THAN MARKET      EQUAL TO MARKET          OPTIONS
------------------------------------------------------------------------------------------
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

                                      OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------------------------------------
                                 WEIGHTED
                                 AVERAGE                                 WEIGHTED                               WEIGHTED
                                REMAINING                                AVERAGE                                AVERAGE
          AMOUNT               CONTRACTUAL           RANGE OF            EXERCISE            AMOUNT             EXERCISE
        OUTSTANDING            LIFE (YEARS)       EXERCISE PRICE          PRICE            EXERCISABLE           PRICE
------------------------------------------------------------------------------------------------------------------------------
                 992,500                 1.80        $1.275-2.75              $2.80                759,875             $2.73
                 300,000                 2.87         6.125-6.75               6.67                  --                 --
                 435,500                 5.87        10.25-12.00              11.15                  --                 --
------------------------------------------------------------------------------------------------------------------------------
               1,728,000                 3.01       $1.275-12.00              $5.58                759,875             $2.73

15.   EARNINGS PER SHARE

      The following table reconciles the components of basic and diluted earnings per share for income (loss) from continuing operations for the years ended December 31, 1997, 1996 and 1995.


                                                          1997                  1996                      1995
-----------------------------------------------------------------------------------------------------------------------------
Numerator:
   Income (loss) from continuing
   operations                                           $(843,649)           $1,907,383                $(380,427)
   Preferred stock dividends                             (300,000)                   --                       --
-----------------------------------------------------------------------------------------------------------------------------
   Basic earnings (loss) per common
   share-
      Income (loss) available to common
      stockholders from continuing
      operations                                       (1,143,649)            1,907,383                 (380,427)
-----------------------------------------------------------------------------------------------------------------------------
   Effect of dilutive securities (a):
      Preferred stock dividends                                --                    --                        --
-----------------------------------------------------------------------------------------------------------------------------
   Diluted earnings (loss) per common
   share-
      Income (loss) available to common
      stockholders from continuing
      operations                                      $(1,143,649)           $1,907,383                $(380,427)
-----------------------------------------------------------------------------------------------------------------------------
Denominator:
   Basic earnings per common share-
      weighted average common shares
      outstanding                                       8,885,570             6,983,333                5,673,600
-----------------------------------------------------------------------------------------------------------------------------
   Effect of dilutive securities(a):
      Stock-based compensation plans                           --               148,582                       --
      Preferred stock                                          --                    --                       --
-----------------------------------------------------------------------------------------------------------------------------
   Diluted earnings (loss) per common
      share- weighted average common
      and common equivalent shares
      outstanding                                       8,885,570             7,131,915                5,673,600
-----------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share
   from continuing operations                              $(0.13)                $0.27                   $(0.07)


Diluted earnings (loss) per common share
   from continuing operations                                  (a)                $0.27                       (a)


(a) The common stock equivalent shares for the years ended December 31, 1997 and 1995 were 991,232 and 26,724 for the Stock-based compensation plans; and 1,000,000 shares for the convertible preferred stock in 1997. The common stock equivalents for these shares were not included in the calculation of diluted earnings (loss) per common share because the effect would be antidilutive.

16.               BUSINESS SEGMENTS


                                                                 1997              1996                      1995
-----------------------------------------------------------------------------------------------------------------------------
Sales to Unaffiliated Customers
   Renovation                                             $19,394,593               $24,367,112                $4,980,291
   Purchasing                                              64,886,119                        --                        --
   General Corporate                                        1,161,000                        --                        --
                                               ------------------------------------------------------------------------------
                                                          $85,441,712               $24,367,112                $4,980,291
                                               ------------------------------------------------------------------------------

Inter-segment Sales
   Renovation                                             $        --               $        --                $       --
   Purchasing                                                 165,000                        --                        --
   General Corporate                                               --                   115,980                        --
                                               ------------------------------------------------------------------------------
                                                             $165,000                  $115,980                $       --
                                               ------------------------------------------------------------------------------

Operating Profit (Loss)
   Renovation                                             $   842,539                $3,309,399                $ (160,688)
   Purchasing                                                 190,314                        --                        --
   General Corporate                                         (848,217)                 (450,731)                 (301,989)
                                               ------------------------------------------------------------------------------
                                                          $   184,636               $ 2,858,668                $ (462,677)
                                               ------------------------------------------------------------------------------

Identifiable Assets at Year End
   Renovation                                             $10,287,288               $12,636,374                $8,651,800
   Purchasing                                              39,437,337                        --                        --
   General Corporate                                       34,543,066                   113,716                 1,379,446
                                               ------------------------------------------------------------------------------
                                                          $84,267,691               $12,750,090               $10,031,246
                                               ------------------------------------------------------------------------------

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

      On March 6, 1998, in conjunction with a joint venture formed with ING Realty Partners ("ING Joint Venture"), the Company acquired the Clarion Quality Hotel in Chicago, Illinois. The Company anticipates that its capital commitment to the ING Joint Venture will approximate $2.1 million. In addition, the ING Joint Venture obtained financing for $38 million to fund the purchase of the Clarion as well as the renovation and refurbishment costs. A wholly-owned subsidiary of the Company will fully renovate and refurbish this property pursuant to a contract with the ING Joint Venture, which is expected to generate approximately $17 million of revenue for the Company in 1998.

18.               QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (A)


1997 QUARTER ENDED                           MARCH 31               JUNE 30             SEPTEMBER 30           DECEMBER 31
--------------------------------------------------------------------------------------------------------------------------------
Net revenues                                    $18,196               $19,513                  $16,532             $31,201
Gross profit                                      3,459                 4,555                    4,656               1,291
Income (loss) from operations                       815                   938                    1,308              (2,876)(d)
Net income (loss)                                   397                   430                      719              (2,390)
Basic earnings per common share (b)                 .04                   .04                      .08                (.22)
Diluted earnings per common share (b)               .04                   .04                      .07                  (c)


1996 QUARTER ENDED                           MARCH 31               JUNE 30             SEPTEMBER 30           DECEMBER 31
--------------------------------------------------------------------------------------------------------------------------------
Net revenues                                     $1,993                $7,423                   $8,240              $6,711
Gross profit                                        316                 2,110                    1,988               1,663
Income (loss) from operations                      (124)                1,131                    1,126                 726
Net income (loss)                                  (121)                  827                      831                 306



Basic earnings per common share (b)               (.02)                   .12                      .12                 .06
Diluted earnings per common share (b)             (.02)                   .12                      .12                 .05
   Income from continuing operations                (c)                   .12                      .11                 .05
   Net income (loss)                                (c)                   .12                      .11                 .04

(a)      ALL AMOUNTS EXCEPT PER SHARE DATA PRESENTED IN THOUSANDS.
(b)      THE QUARTERLY PER SHARE  AMOUNTS ARE COMPUTED  INDEPENDENTLY  OF ANNUAL
         AMOUNTS.
(c)      ANTIDILUTIVE
(d) THE FOURTH QUARTER INCLUDES A NON CASH CHARGE OF $1,434 RELATED TO THE RECOGNITION OF WARRANTS ISSUED IN CONNECTION WITH THE APOLLO JOINT VENTURE.