Form 10-Q
period 1998-09-30
HOSPITALITY WORLDWIDE SERVICES INC
filed 1998-11-13
CIK 911434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1998

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


Indicate by check whether the registrant: (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  (X) Yes ( ) No

                       APPLICABLE ONLY TO CORPORATE ISSUER

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:12,113,856 as of November 12, 1998.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1998
          and December 31, 1997..............................................3

          Consolidated  Statements of Operations  for the three months ended September 30, 1998 and 1997 and nine months
          ended September 30, 1998 and 1997..................................4

          Consolidated Statement of Changes in Stockholders'
          Equity for the nine months ended September 30, 1998................5

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1998 and 1997 ..........................6

          Notes to Consolidated Financial Statements ........................7

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations........................................................11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................15

Item 5.   Other Information.................................................15

Item 6.   Exhibits and Reports on Form 8-K..................................15

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

              HOSPITALITY WORLDWIDE SERVICES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                     ASSETS

                                                                                  September 30, 1998       December 31, 1997
                                                                                  ------------------       -----------------
                                                                                     Unaudited
CURRENT ASSETS:
   Cash and cash equivalents                                                          $ 11,322                $ 11,964
   Marketable securities                                                                  --                    18,916
   Accounts receivable, less allowance for doubtful
   accounts of $413 [HRT] and $268                                                      42,940                  21,933
   Current portion of note receivable                                                     --                       342
   Costs and estimated earnings in excess of billings                                   21,559                   3,421
   Advances to vendors                                                                   7,629                   4,255
   Prepaid and other current assets                                                      3,139                   1,037
                                                                                      --------                --------
            Total current assets                                                        86,589                  61,868
   Property and equipment, less accumulated depreciation of $1,007 and $338              9,011                   3,548
   Goodwill and other intangibles, less accumulated amortization of $2,437              25,161                  17,078
      and $1,490
   Deferred taxes                                                                        1,059                     739
   Other assets                                                                          6,674                   1,035
                                                                                      --------                --------
                                                                                      $128,494                $ 84,268
                                                                                      ========                ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Loan payable - bank                                                                    11,000                    --
   Current portion of notes payable and
     capital lease obligations                                                             656                    --
   Accounts payable                                                                     27,532                  16,374
   Accrued and other liabilities                                                         7,467                   2,540
   Billings in excess of costs and
     estimated earnings                                                                    148                     296
   Customer deposits                                                                    13,533                  13,324
   Income taxes payable                                                                    911                       8
                                                                                      --------                --------
            Total current liabilities                                                   61,247                  32,542
   Notes payable and capital lease
     obligations, net of current portion                                                 3,129                    --
                                                                                      --------                --------

            Total liabilities                                                           64,376                  32,542
                                                                                      --------                --------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock,$.01  par
      value, $25 stated value, 3,000,000                                                 5,000                   5,000
      shares authorized, 200,000 shares
      issued and outstanding, $5,000,000
      liquidation preference
   Common stock, $.01 par value,
      50,000,000 shares authorized,
      12,113,856 and 11,345,572 shares                                                     121                     113
      issued and outstanding
   Additional paid-in capital                                                           55,030                  47,520
   Retained earnings (deficit)                                                           3,967                    (907)
                                                                                      --------                --------
            Total stockholders' equity                                                  64,118                  51,726
                                                                                      --------                --------
                                                                                      $128,494                $ 84,268
                                                                                      ========                ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                    Unaudited


                                                                      Three Months Ended          Nine Months Ended
                                                                         September 30,              September 30,
                                                                      1998          1997         1998          1997
                                                                      ----          ----         ----          ----

Net revenues                                                       $  69,937    $  16,532    $ 163,586    $  54,240

Cost of revenues                                                      59,287       11,876      136,824       41,570
                                                                   ---------    ---------    ---------    ---------

    Gross profit                                                      10,650        4,656       26,762       12,670

Selling, general and administrative expenses                           7,067        3,348       18,762        9,608
                                                                   ---------    ---------    ---------    ---------

       Income from operations                                          3,583        1,308        8,000        3,062
                                                                   ---------    ---------    ---------    ---------

Other income (expense):

      Interest income                                                    518          148        1,248          289

      Interest and other expense                                        (341)        (164)        (601)        (420)
                                                                   ---------    ---------    ---------    ---------

                                                                         177          (16)         647         (131)
                                                                   ---------    ---------    ---------    ---------

      Income before provision for income taxes                         3,760        1,292        8,647        2,931

Provision for income taxes                                             1,462          573        3,548        1,390
                                                                   ---------    ---------    ---------    ---------

   Net income                                                      $   2,298    $     719    $   5,099    $   1,541
                                                                   =========    =========    =========    =========

Basic earnings per common share                                    $    0.18    $    0.08    $    0.41    $    0.17
                                                                   =========    =========    =========    =========

Diluted earnings per common share                                  $    0.17    $    0.07    $    0.37    $    0.16
                                                                   =========    =========    =========    =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            12,112        7,897       11,952        7,960
                                                                   =========    =========    =========    =========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING      13,652        9,985       13,758        9,941
                                                                   =========    =========    =========    =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (in thousands)
                                    Unaudited

                                                   Preferred Stock     Common Stock
                                               ---------------------------------------
                                                 Number                Number                Addt'l    Retained      Total
                                                   of       Stated      Of         Par      Paid In    Earnings    Stockholders'
                                                 Shares      Value     Shares     Value     Capital    (Deficit)    Equity
                                               --------      -----     ------     -----     -------    ---------   -------------


BALANCE, JANUARY 1, 1998                            200   $  5,000     11,346   $    113   $ 47,520   $   (907)     $ 51,726

Exercise of stock options and warrants             --         --          246          2        765       --             767

Stock issued in connection with acquisition        --         --          514          6      6,166       --           6,172

Warrants issued for services                       --         --         --         --          579       --             579

Net income                                         --         --                                         5,099         5,099

Preferred dividends                                --         --         --         --         --         (225)         (225)
                                               ---------------------------------------------------------------------------------

Balance, Sept. 30, 1998                             200   $  5,000     12,106   $    121   $ 55,030   $  3,967      $ 64,118
                                               =================================================================================


The accompanying notes to consolidated financial statements notes are an integral part of these statements.

             HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   Unaudited


                                                                  Nine Months ended
                                                                    September 30,

                                                              1998                  1997
                                                              ----                  ----

CASH FLOWS FROM OPERATING ACTIVITES:
   Net income                                              $  5,099               $  1,541
Adjustments to reconcile net income to
  net cash used in operating activities:
   Depreciation and amortization                              1,463                    870
   Stock based compensation charge                              420                     22
   Deferred income tax benefit                                 (320)                    25
 (Increase) decrease in current assets:
   Accounts receivable                                      (17,845)                (1,688)
   Notes receivable                                             342                   --
   Costs in excess of billings                              (18,138)                (1,015)
   Advances to vendors                                       (3,374)                (3,486)
   Prepaid and other current assets                             192                   (464)
(Increase) in other assets                                   (2,036)                  (597)
Increase (decrease) in current liabilities:
   Accounts payable                                           9,611                 (2,406)
   Accrued and other liabilities                              4,140                    216
   Billings in excess of costs                                 (142)                   (97)
   Customer deposits                                            209                  7,765
   Income taxes payable                                         903                    515
                                                           --------               --------
NET CASH USED IN OPERATING ACTIVITIES                       (19,476)                 1,201
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of short term marketable securities                  18,916                   --
   Purchase price of acquisition                             (1,500)                  --
   Investment ING Joint Venture                              (2,245)                  --
   Cash acquired, upon acquisition,
     net of acquisition costs                                   (62)                   689
   Purchase of property and equipment                        (3,335)                (1,379)
   Investment in mortgages receivable                        (3,555)                  --
                                                           --------               --------
NET CASH PROVIDED BY (USED IN)INVESTING ACTIVITIES            8,219                   (690)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of loan payable                                 (8,800)                (1,400)
   Proceeds from borrowings on loan payable                  19,800                   --
   Repayment of notes payable and capital
     lease obligations                                       (1,152)                   141
   Proceeds from stock offering                                --                   32,251
   Proceeds from exercise of stock options and warrants         767                    826
   Purchase of treasury stock                                  --                   (2,210)
                                                           --------               --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    10,615                 29,608
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (642)                30,119
                                                           --------               --------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               11,964                    276
                                                           --------               --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 11,322               $ 30,395
                                                           ========               ========

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Cash paid during the period for:
      Income taxes                                                                     $ 2,780                         $   507
      Interest                                                                         $   505                         $   288
NON-CASH INVESTING & FINANCING ACTIVITIES:
Fair value (including goodwill) of net assets acquired                                 $ 6,232                         $11,166
Stock issued for assets acquired                                                       $ 6,172                         $11,953
Preferred stock dividends not paid in lieu of purchase price reduction for LPC         $   ---                         $   225
      acquisition

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: CONSOLIDATION

The consolidated financial statements of Hospitality Worldwide Services, Inc. and Subsidiaries (the "Company") and related notes thereto as of September 30, 1998 and for the three months and nine months ended September 30, 1998 and 1997 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring adjustments. The consolidated balance sheet information for December 31, 1997 was derived from the audited consolidated financial statements included in the Company's Form 10-K. These interim consolidated financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period.

NOTE 2: ACQUISITIONS

On January 9, 1998, the Company completed the acquisition of Bekins Distribution Services, Inc. ("Bekins"), a leading provider of transportation, warehousing and installation services to a variety of customers worldwide. Founded in 1969, Bekins is a logistical services company that serves clients who are opening, renovating or relocating facilities by assuring that materials, fixtures, furniture and merchandise are moved from multiple vendor locations to their ultimate destinations in a controlled orderly sequence so that each item can be installed on schedule. The purchase price of Bekins of approximately $11,000,000 consisted of 514,117 shares of Common Stock and the assumption of certain Bekins' debt. The purchase agreement contains a make-whole adjustment whereby, on a formula-basis, additional shares will be issued if the average price of the Company's common stock for the 20 trading days prior to the one year anniversary date is less than 85% of the share price as of the date of acquisition. The closing share price on the date of acquisition was $12.25. The acquisition was accounted for as a purchase with the results of Bekins included in the consolidated financial statements of the Company from the acquisition date.

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

On March 6, 1998, in conjunction with a joint venture formed with ING Realty Partners ("ING Joint Venture"), the Company acquired the Clarion Quality Hotel in Chicago, Illinois. A wholly-owned subsidiary of the Company will renovate and refurbish this property pursuant to a contract with the ING Joint Venture, which is expected to generate approximately $11 million of revenue for the Company in 1998.

On April 27, 1998, in conjunction with a joint venture formed with Apollo Real Estate Advisors II, L.P. ("Apollo Joint Venture"), the Company acquired the Historic District Hotel in Richmond, Virginia. A wholly-owned subsidiary of the Company will renovate and refurbish this property pursuant to a contract with the Apollo Joint Venture which is expected to generate approximately $1 million of revenue for the Company in 1998.

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

                                     Nine Months Ended September 30, 1997
       ------------------------------------------------------------------
       (amounts in thousands, except share data)               (Unaudited)
       Net revenues                                               $69,268
       Net income                                                  $1,718
       Basic earnings per common share                              $0.20

The above unaudited pro forma statements have been adjusted to reflect the amortization of goodwill, as generated by the acquisition over a 30-year period, adjustments to reflect historical compensation per employment agreements entered into at the date of acquisition, additional income taxes on pro forma income and the 514,117 common shares issued as consideration in the transaction.

NOTE 5:     RECENT DEVELOPMENTS

On June 5, 1998, the Company signed a master development agreement with Prime Hospitality Corp. ("Prime") to develop twenty hotel properties over a two-year period under the AmeriSuites brand name. Under the agreement, the Company will provide the site identification, development, construction and purchasing services required for each project and Prime will provide project design and management and franchise services once each property is complete. With a change in the capital markets, the Company has decided to reassess its commitment to the Prime venture. It is exploring the possibility of significantly scaling back the scope of its relationship with Prime. This may include discussions with other joint venture partners and other potential franchisees. The Company's commitment to date is immaterial to its overall operations.

NOTE 6:     COMPREHENSIVE INCOME

In July 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a separate financial statement. Comprehensive income generally includes net income as reported by the Company adjusted for cumulative foreign translation adjustments and unrealized gains and losses on marketable securities that are available-for-sale, which are currently reported in the stockholders' equity section of the balance sheet. The statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted the standard at the beginning of 1998. The differences between net income as reported and comprehensive income is immaterial for the three and nine months ended September 30, 1998 and 1997.

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

NOTE 8:     EARNINGS PER SHARE

The following table reconciles the components of basic and diluted earnings per common share for the three and nine months ended September 30, 1998 and 1997 (in thousands).


                                                                   Three Months Ended        Nine Months Ended
                                                                      September 30,            September 30,
                                                                      1998         1997       1998         1997
                                                                      ----         ----       ----         ----

Numerator:
   Net income                                                      $  2,298    $    719    $  5,099    $  1,541
   Preferred stock dividends                                            (75)        (75)       (225)       (225)
                                                                   --------    --------    --------    --------
   Basic earnings per common share -                                  2,223         644       4,874       1,316
     Net income available to common
     shareholders
   Effect of dilutive securities                                         75          75         225         225
                                                                   --------    --------    --------    --------
     Preferred stock dividends
   Diluted earnings per common share -                             $  2,298    $    719    $  5,099    $  1,541
     Net income available to common
     stockholders

Denominator:
   Basic earnings per common share - weighted
       average common shares outstanding                             12,112       7,897      11,952       7,960
   Effect of dilutive securities
       Stock-based compensation plans                                   540       1,088         806         981
       Preferred stock                                                1,000       1,000       1,000       1,000
                                                                   --------    --------    --------    --------
   Diluted earnings per common share -
       Weighted average common and common
       equivalent shares outstanding                                 13,652       9,985      13,758       9,941


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

RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 1998 vs. NINE MONTHS ENDED SEPTEMBER 30, 1997.

The  Company  experienced  a  significant   increase  in  its  net  revenues  to
$163,586,000 for the nine months ended September 30, 1998 in comparison to $54,240,000 for the nine months ended September 30, 1997, due in large part to increased revenues for the renovation and procurement businesses which have increased over last year due to continued growth in their customer base, attributed to increased sales and marketing efforts, and the further establishment of the Company's name in the hospitality industry. In addition, the acquisitions of Bekins and HWS REAG have contributed approximately $19,330,000 to such revenues.

Cost of revenues for the nine months ended September 30, 1998 were $136,824,000, compared to $41,570,000 for the same period last year. This increase is due mainly to revenue growth and the additions of Bekins and HWS REAG, which incurred costs of approximately $14,200,000 for the nine months ended September 30, 1998. Gross profit, as a percent of revenue was

16.4% for the nine months ended September 30, 1998 as compared to 23.4% for the same period last year due to expansion into businesses which have different pricing structures as well as increased volume of activity in the procurement businesses which historically has lower gross margins as compared to the renovation business.

Selling, general and administrative expenses for the nine months ended September 30, 1998 have increased to $18,762,000, compared to $9,608,000 for the same period last year. Contributing to this increase are the acquisitions of Bekins and HWS REAG, which incurred expenses of approximately $3,500,000 and an investment in the infrastructure of the Company to support the revenue growth. Additionally, selling, general and administrative expenses include $794,000 and $591,000 of goodwill amortization for the periods ended September 30, 1998 and 1997, respectively. As a percentage of net revenues, selling, general and administrative expenses for the nine months ended September 30, 1998 have decreased to 11.5% from 17.7% for the same period last year. This reduction is the result of greater economies of scale provided by growth and the acquisitions.

Interest income increased from $289,000 to $1,248,000 in the nine months ended September 30, 1998 due to the investment of the proceeds received from the Company's public offering in September 1997. Interest and other expense increased in the nine months ended September 30, 1998 as compared to the same period last year primarily due to the acquisition of Bekins which carries approximately $3,700,000 of long-term debt.

The provision for income taxes for the nine months ended September 30, 1998 was $3,548,000, compared to $1,390,000 for the nine months ended September 30, 1997. The increase in the provision for income taxes was primarily due to an increase in income before income taxes.

As a result of the above, net income for the nine month period ended September 30, 1998 was $5,099,000 compared to net income of $1,541,000 for the same period last year.

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 1998 vs. THREE MONTHS ENDED SEPTEMBER 30, 1997

The Company's net revenues increased substantially in the three months ended September 30, 1998 to $69,937,000 as compared to $16,532,000 for the three months ended September 30, 1997. The increase was due primarily to increased revenues for the procurement and renovation businesses which have utilized sales and marketing efforts and further establishment of the Company's name in the hospitality industry to continue growth in their customer base. Additionally, the acquisition of Bekins and HWS REAG have contributed approximately $7,530,000 to revenue to the quarter ended September 30, 1998.

Cost of revenues for the three months ended September 30, 1998 were $59,287,000, compared to $11,876,000 for the three months ended September 30, 1997. This increase is due to revenue growth and the additions of Bekins and HWS REAG, which incurred cost of revenues of approximately $5,700,000 in the quarter ended September 30, 1998. As a percent of revenues, gross profit was 15.2% for the three months ended September 30, 1998 as compared to 28.2% for the same period last year. The change in gross profit percent was primarily due to an increased volume of activity in the procurement businesses which historically have lower gross margins as compared to the renovation business.

Selling, general and administrative expenses for the quarter ended September 30, 1998 were $7,067,000, compared to $3,348,000 for the same period last year. The primary contributors to this increase were the acquisitions of Bekins and HWS REAG, which incurred expenses of approximately $1,300,000 and an investment in the infrastructure of the Company to support the revenue growth, Additionally, selling, general and administrative expenses include $268,000 and $197,000 of goodwill amortization for the three months ended September 30, 1998 and 1997, respectively. As a result of greater economies of scale from growth and acquisitions, selling, general and administrative expenses as a percentage of net revenues declined to 10.1% in the quarter ended September 30, 1998 from 20.3% in the same quarter a year ago.

Interest income increased from $148,000 to $518,000 in the quarter ended September 30, 1998 due to the investment of the proceeds received from the
Company's  public  offering  in  September,  1997.  Interest  and other  expense increased in the three months ended September 30, 1998 as a result of the acquisition of Bekins which carries long-term debt of approximately $3,700,000 and the recognition of the Company's proportionate share of the operating losses of the ING Joint Venture.

The provision for income taxes for the three months ended September 30, 1998 was $1,462,000 compared to $573,000 for the same period last year. The increase was primarily due to the increase in income before income taxes.

As a result of the above, net income for the three month period ended September 30, 1998 increased to $2,298,000, compared to net income of $719,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

In March 1998, the Company obtained a new unsecured line of credit with Marine Midland Bank, which provides the Company a maximum borrowing of $7,000,000. Borrowings under the line of credit bear interest at the bank's prime lending rate. Proceeds from the borrowing are utilized to fund short-term cash requirements. At September 30, 1998, there were $5,650,000 in outstanding borrowings under the line of credit.

In July 1998, the Company obtained a new unsecured line of credit with NationsBank, which provides the Company a maximum borrowing of $6,000,000. Borrowings under the line of credit bear interest at the bank's prime lending rate. Proceeds from the borrowing are utilized to fund short-term cash requirements. At September 30, 1998 there were $5,350,000 in outstanding borrowings under the line of credit.

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

Net cash used by operating activities was $19,476,000 for the nine months ended September 30, 1998, compared to net cash provided of $1,201,000 for the same period last year. During the nine months ended September 30, 1998, the Company's accounts receivable and costs and estimated earnings in excess of billings increased due to revenue growth and acquisitions. This increase was partially offset by an increase in accounts payable. The additional accounts receivable at September 30, 1998 are expected to be collected in full within six months.

Net cash provided by investing activities for the nine months ended September 30, 1998 was $8,219,000, compared to a use of $690,000 for the nine months ended September 30, 1997. The increase in cash provided is primarily the result of maturing marketable securities which were used to fund operating activities offset by the purchase of a subsidiary, HWS REAG, the investment in the ING Joint Venture, which purchased the Clarion Quality Hotel and the investment in mortgages receivable.

Net cash provided by financing activities for the nine months ended September 30, 1998 was $10,615,000 compared to net cash provided of $29,608,000 for the same period last year. The primary financing source in the nine months ended September 30, 1998 was the proceeds from borrowings on the Company's available line of credit. For the nine months ended September 30, 1997, the Company's public stock offering in September, 1997 generated net proceeds to the Company of approximately $32,250,000.

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

YEAR 2000

The Year 2000 issue results from computer programs and circuitry that do not differentiate between the year 1900 and the year 2000 because they are written using two rather than four digit dates to define the applicable year. If not corrected, many computer applications and date-sensitive devices could fail or create erroneous results by or at January 1, 2000. The Year 2000 issue affects virtually all companies and organizations, including the Company.

The Company is currently in the process of developing a plan, the goal of which is to assure that the Company will achieve Year 2000 readiness in time to avoid significant Year 2000 failures. The Company is assessing the Year 2000 readiness issues for its computer systems, business processes, facilities and equipment to assure their continued functionality. Parker FIRST, the Company's new proprietary software product, has been developed and maintained by Parker Reorder and was designed to account for Year 2000 and beyond. The Company is also assessing the readiness of external entities, such as subcontractors, suppliers, vendors and customers that interface with the Company. In addition, the Company is evaluating the requirements for a contingency plan to be designed to lessen the impact of any Year 2000 problems which may ultimately be uncovered.

The Company believes based upon its internal reviews and other factors, that future external and internal costs to be incurred relating to the modification of internal-use software for the Year 2000 will not have a material adverse effect on the Company's results of operations or financial position. In addition, the Company believes that its internal computer systems, facilities and equipment will be upgraded for Year 2000. However, there is no assurance that all of the upgrades will be completed in time or function as intended. In such an event, the Company may experience significant disruptions, the cost of which the Company is unable to estimate at this time. The Company, also, cannot assure that its failure or failure of third parties to address adequately Year 2000 issues will not have a material effect on the Company.

PART II.  OTHER INFORMATION


Item 1.           Legal Proceedings.

      On June 1, 1998, an action (the "State Action") was brought against the Company by West Atlantic Corp. in the Supreme Court of the State of New York, County of New York. The State Action alleges that the Company retained West Atlantic Corp. pursuant to an agreement dated March 1, 1995 (the "Agreement") to perform certain marketing and selling services for the Company. The State Action further alleges that fees were earned and not paid under the Agreement and seeks damages for breach of contract of not less than $10,000,000, damages with respect to "significant benefits to the Company" in an amount of not less than $5,000,000 and damages relating to breach of the duties of good faith and fair dealing in an amount of not less than $10,000,000. The Company believes that the three claims are duplicative. The State Action also seeks interest and specific performance. The Company believes that since it has performed all obligations required to be performed under the Agreement, the State Action does not have merit and intends to vigorously defend the claims asserted against it. In addition, the Company has brought claims in federal and state court against Tova Schwartz, the former President and Chief Executive Officer of the Company's predecessor, seeking indemnity and punitive damages. The state and federal actions claim that, among other things, Schwartz failed to disclose to the Company the existence of the Agreement when the Company purchased from Schwartz certain shares of Common Stock which she then held.

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

(b) Reports on Form 8-K

SEPTEMBER 16, 1998 THE FOLLOWING EVENT WAS REPORTED:
The Company filed a Form 8-K/A to amend the filing of Form 8-K on January 23, 1998, as amended on March 24, 1998 and April 16, 1998 to include certain revised pro forma financial statements with respect to the Company's acquisition of Bekins.


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

                               HOSPITALITY WORLDWIDE SERVICES, INC.


                               By:   /S/ROBERT A. BERMAN
                                     ------------------------------------
                                     ROBERT A. BERMAN
                                     CHAIRMAN AND CHIEF EXECUTIVE OFFICER


                               By:   /S/HOWARD G. ANDERS
                                     ------------------------------------
                                     HOWARD G. ANDERS
                                     EXECUTIVE VICE PRESIDENT,
                                     CHIEF FINANCIAL OFFICER
                                     (PRINCIPAL FINANCIAL OFFICER,
                                     PRINCIPAL ACCOUNTING OFFICER) AND
                                     SECRETARY


Dated: November 12, 1998