Form 10-K
period 1998-12-31
HOSPITALITY WORLDWIDE SERVICES INC
filed 1999-04-01
CIK 911434

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

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

                                [ X ] YES [ ] NO

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

            The aggregate market value of the Common Stock, $.01 par value per share (the "Common Stock"), held by non-affiliates of the Registrant as of March 26, 1999 (based upon the last sale price for the Common Stock on the American Stock Exchange) was approximately $42,052,084.

            The number of shares of Common Stock outstanding as of March 26, 1999 was 13,354,164.

DOCUMENTS INCORPORATED BY REFERENCE. Certain portions of the Registrant's definitive proxy statement to be filed not later than April 30, 1999 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

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

            In August 1995, the Company acquired substantially all of the assets and assumed certain liabilities of AGF Interior Services Co., a Florida Corporation ("AGF"), a company that, through its wholly-owned subsidiary, Hospitality Restoration & Builders, Inc., a New York Corporation ("HRB") provided renovation services to the hospitality industry. In December 1995, the Company's Board of Directors, in response to Con Edison's decision to reduce substantially the Con Edison Rebate Program, determined to dispose of the Company's lighting business and concentrate the Company's efforts on renovation services. In February 1996, the Company, AGF, Tova Schwartz, the Company's former President and Chief Executive Officer, and certain other parties thereto entered into a Divestiture, Settlement and Reorganization Agreement (the "Divestiture Agreement") pursuant to which, among other things, (i) the Company sold its lighting business to Tova Schwartz; (ii) Ms. Schwartz resigned from her positions as a director and officer of both the Company and HRB; (iii) the Company repurchased 500,000 shares of Common Stock, $.01 par value of the Company (the "Common Stock") from Ms. Schwartz for $250,000 (which shares were subsequently sold by the Company in a private placement offering); (iv) Ms. Schwartz granted to the Company an option to purchase an additional 1,000,000 shares of Common Stock (all of which were subsequently repurchased by the Company and later sold by the Company); and (v) the Company agreed to pay Ms. Schwartz consulting fees for a period of three years of $100,000 per year.

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

            Until January 1997, the Company's only line of business was to provide, through HRB, a complete package of renovation services to the hospitality industry ranging from pre-planning and scope preparation of a project to performing the renovation requirements and delivering furnished rooms. HRB offers hospitality maintenance services to hotels and hotel chains throughout the continental United States. For over 19 years the Company's renovation division has provided to the hospitality industry renovation and improvements such as vinyl, paint, wallpaper, carpet, installation of new furniture, light carpentry, and masonry work. HRB generally provides its renovation services in an on time, on budget manner, while causing little or no disruption to the ongoing operation of a hotel. HRB has successfully responded to the hotel industry's efforts to increase occupancy, room rates and market share through cosmetic upgrades, which are generally required every four to seven years.

            In January 1997, the Company completed the acquisition of The Leonard Parker Company, ("LPC") and its subsidiary, Parker Reorder Online ("Parker Reorder"). LPC, founded in 1969, is a leading purchasing company for the hospitality industry which acts as an agent or principal for the purchase of goods and services for its customers which include major hotel and management companies worldwide. LPC purchases furniture, fixtures and equipment, kitchen supplies, linens and uniforms, guestroom amenities, and other supplies to meet its customers' requirements for new hotel openings and major renovations. LPC purchases annually approximately $350 million of goods and services for its customers. Parker Reorder has developed and is marketing a new proprietary software product, Parker Fully Integrated Reorder Systems Tracking ("Parker FIRST"), which allows clients to reorder operating supplies and equipment ("OS & E") and other products on-line and will provide such clients with access to forecasting and product evaluation capabilities. Parker Reorder offers hotel properties the ability to order, on an as needed basis, any and all OS & E products used by such properties. Parker Reorder does not plan to sell or lease its Parker FIRST software to customers. Instead, commencing in 1998, Parker Reorder has installed the Parker FIRST software at hotel properties and charges the hotel properties a service fee based on the volume of transactions. The purchase price of LPC and Parker Reorder, including acquisition costs and after final adjustments, was approximately $12,140,000 which consisted primarily of 1,250,000 newly issued shares of Common Stock and $5 million stated value of 200,000 newly issued shares of 6% convertible preferred stock of the Company (the "LPC Preferred"). In October 1998, 80,000 shares of LPC Preferred were converted into an aggregate of 584,800 shares of Common Stock. The remaining LPC Preferred is convertible until January 10, 2000, into (i) 600,000 shares of the Company's common stock, subject to an upward adjustment in the event that the market price of the Company's common stock is below $5.00 at the time of conversion, based on a defined conversion formula, up to a maximum of 2,400,000 shares, or (ii) 5.88% of the outstanding capital stock of Parker Reorder. The conversion formula related to the conversion into the Company's common stock is defined as the number of shares of common stock equal to the product of 25 (which represents the stated value per share of the LPC Preferred) and the number of shares of LPC Preferred, divided by the average closing sale price for the common stock for the 20 trading days immediately prior to the date written notice of the intention to exercise the conversion option is given, provided, however, that in no case shall the number of shares of common stock into which each share of LPC Preferred may be converted be less than 5 or greater than 20. At any time after January 10, 2000, the Company shall have the option to redeem the LPC Preferred at a redemption price equal to the Stated Value for each such share of LPC Preferred, plus an amount equal to all accrued and unpaid Preferred Dividends and interest thereon, if any. The acquisition has been accounted for as a purchase with the results of LPC included in the consolidated financial statements of the Company from the acquisition date. With the consent of the Company, Watermark Investments Limited, LLC ("Watermark"), an affiliate of Robert Berman, Chairman and Chief Executive Officer of the Company, has entered into a Stock Purchase Agreement dated March 30, 1999 to purchase the LPC Preferred no later than April 26, 1999.

            In May 1997, the Company entered into a joint venture ("Apollo Joint Venture") with Apollo Real Estate Advisors II, L.P. ("Apollo") and Watermark to identify, acquire, renovate, refurbish and sell hotel properties. The Company will perform all of the renovation and procurement services for each of the properties purchased by the Apollo Joint Venture. In addition, the Company will receive an equity interest in each of the entities formed to purchase such properties equal to its contribution to the total equity required to acquire, renovate and sell such properties. The Apollo Joint Venture intends to own and operate the properties only for the time necessary to upgrade and market them for resale. As an inducement to enter into the Joint Venture Agreement, the Company issued to Apollo a seven-year warrant to purchase 750,000 shares of Common Stock at $8.115 per share (the average closing price of the Common Stock for the 20 trading days prior to issuance). The warrant expires in 2004. The warrant is currently exercisable as to 350,000 shares and becomes exercisable as to the remaining 400,000 shares in increments of 100,000 shares for every $7,500,000 of incremental renovation revenue and purchasing fees earned and to be earned by the Company from the Apollo Joint Venture. In September 1997, the Apollo Joint Venture acquired the Warwick Hotel in Philadelphia, Pennsylvania. As of March 30, 1999, the Company contributed approximately $875,000 to the joint venture operating entity that was formed to purchase the property. There are no additional material capital commitments to be made by the Company with respect to this project. The joint venture operating entity is owned 95% by the general partner, which is owned by Apollo and Watermark, and 5% by the Company as a limited partner. The Company is accounting for this investment on the cost method as all decisions are made by the general partner. In addition, in March 1998 the Apollo Joint Venture acquired the Historic Inn in Richmond, Virginia. As of March 30, 1999, the Company has made capital contributions totaling $275,000 to the joint venture operating entity that was formed in connection with the purchase of the property. There are no additional material capital commitments to be made by the Company with respect to this project. The joint venture operating entity is owned 57% by Apollo, 3% by the Company and 40% by the former sole owner. The Company is accounting for this investment on the cost method. The Company is fully renovating and refurbishing these properties pursuant to contracts with the Apollo Joint Venture operating entity.

            In November 1997, the Company formed a wholly owned subsidiary, Hospitality Construction Corporation ("HCC"). HCC specialized in projects such as new construction or "footprint" moving (re-designation of walls and related remodeling). Operations under this subsidiary were transferred to HRB in August 1998.

            On January 6, 1998, the Company reached an agreement in principle to enter into a master development agreement with Prime Hospitality Corp. ("Prime") to develop up to 20 hotel properties over a two-year period under the AmeriSuites brand name. In June 1998, the Company and Prime executed the master development agreement. Under the agreement, the Company was responsible for identification of target markets, specific site identification through its wholly-owned subsidiary HWS Real Estate Advisory Group, Inc. ("HWS REAG"), negotiation, due diligence, entitlement, planning, zoning and other approval requirements, selection of contractors, and design and construction of new hotels, as well as development, construction and purchasing services required for each project. Prime was responsible for project design, management and franchise services once each property was complete. The Company and Prime were to be equally responsible for the financing requirements (up to $30 million each) and were to have a 50% equity interest in the new hotels. In December 1997, the Company formed a wholly-owned subsidiary, Hospitality Development Services Corporation ("HDS"), based in New York, New York, to manage the Prime project and any other hotel development projects in the future. In late 1998, the Company was informed by Prime that Prime was no longer going to pursue new development opportunities and that they were abandoning their responsibilities under the master development agreement, even though the company had incurred significant costs up to such time. The Company is pursuing recovery of its costs and lost profits from Prime under a demand for arbitration as provided for in the master development agreement. As a result, in December 1998, the management decided to discontinue its hotel development business. The Company anticipates ceasing operations by April 1999, although the resolution date to recover costs and lost profits from Prime is uncertain. The Company has reflected the current year operating results associated with its development business, as well as the estimated loss on disposal, as discontinued operation on the statements of operations.

            In January 1998, the Company acquired Bekins Distribution Services, Inc. ("Bekins"), a leading provider of transportation, warehousing and installation services to a variety of customers worldwide. Founded in 1969, Bekins is a logistical services company that serves clients who are opening, renovating or relocating facilities by assuring that materials, fixtures, furniture and merchandise are moved from multiple vendor locations to their ultimate destinations in a controlled orderly sequence so that each item can be installed on schedule. The purchase price of Bekins of approximately $11,000,000 consisted of 514,117 shares of Common Stock and the assumption of certain Bekins' debt. Additionally, under the terms of the purchase agreement, the Company was required to issue an additional 639,512 shares of Common Stock in January 1999, as a post closing adjustment to the purchase price based on the price of the Company's common stock on the one year anniversary of the date of acquisition. The acquisition has been accounted for as a purchase with the results of Bekins included in the consolidated financial statements of the Company from the acquisition date.

            In February 1998, the Company, through HWS REAG, purchased the assets of Watermark's real estate advisory business, consisting primarily of development contracts. Watermark is an international management company that is the general partner of and manages Watertone Holdings LP, a shareholder of the Company. The purchase price for such business was $1,500,000 of cash. The acquisition has been accounted for as a purchase with the results included in the consolidated financial statements of the Company from the acquisition date.

            In March 1998, the Company entered into a joint venture with ING Realty Partners ("ING Joint Venture"), to acquire the Clarion Quality Hotel in Chicago, Illinois. As of March 30, 1999, the Company contributed approximately $2.1 million to the ING Joint Venture. There are no additional material capital commitments to be made by the Company with respect to this project. In addition, the ING Joint Venture obtained financing for $38.65 million to fund the purchase of the hotel as well as the renovation and refurbishment costs. The Company has an approximately 18.09% interest in the ING Joint Venture. The other partners in the ING Joint Venture are entitled to specified, preferred returns and priority distributions of capital. In addition, the joint venture agreement provides ING Realty Partners with the right to have the joint venture sell the property after March 2000, and certain buy/sell provisions which may be exercised by any partner. The Company is accounting for this investment under the equity method. The Company is fully renovating and refurbishing this property pursuant to a contract with the ING Joint Venture.

            On March 30, 1999 the Company, Watermark Investments Limited LLC, an affiliate of Robert Berman, Chairman of the Board and Chief Executive Officer of the Company, Leonard Parker, a Director of the Company, Douglas Parker, President of the Company and a Director and certain members of the family of Leonard Parker and Douglas Parker (collectively, the "Parker Family") entered into an agreement (the "Parker Agreement") pursuant to which members of the Parker Family agreed to sell to Watermark all remaining shares of the LPC Preferred held by members of the Parker Family and 1,397,000 shares of Common Stock of the Company, constituting substantially all of the Common Stock held by members of the Parker Family. Also under the Agreement and effective upon the closing of the transactions contemplated under the Agreement, Leonard Parker and Douglas Parker have agreed to resign as Directors of the Company, and Douglas Parker will relinquish his position as President of the Company. Leonard Parker and Douglas Parker will remain executive officers of the Company in different capacities. Consummation of the transactions contemplated by the Agreement are subject to, among other things, financing of the purchase of the shares of LPC Preferred and Common Stock.

            Financial information about the Company's business segments appears in Footnote 17 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

COMPETITION

            Servicing the hospitality industry is a highly competitive business, with competition based largely on price and quality of service. In its renovation business, the Company primarily competes with small, closely held or family owned businesses. In its purchasing and reorder businesses, the Company competes with other independent procurement companies, hotel purchasing companies and food service distribution companies. With respect to Parker FIRST, the Company expects competition from a number of hotel management companies, hotel companies, franchise operators and other entities who are pursuing the development of software systems that attempt to provide on-line procurement services. In its logistics business, the Company competes with national, regional and local trucking and installation companies. There is no single competitor or small number of competitors that are dominant in the Company's business areas. However, some of the Company's competitors and potential competitors possess substantially greater financial, personnel, marketing and other resources than the Company.

REGULATION

            The Company's renovation and logistics businesses are subject to various federal, state and local laws and regulations, pursuant to which it is required to, among other things, obtain licenses and general liability insurance, workers compensation insurance and surety bonds. The Company believes that it is currently in compliance with these laws and regulations in those states in which it currently operates. There are a number of states in which the Company operates where a license is not required. The Company's renovation business currently operates in 22 states and has applications pending in an additional 6 states and the District of Columbia.

            The Company's procurement business is subject to regulation by various state laws and regulations and international customs, duties, taxing and other authorities that regulate the import and distribution of goods.
Domestically, the freight carrier provides bills of lading and other documentation that record the pick-up, shipping and delivery of merchandise purchased by the Company on behalf of its clients. Internationally, the Company must comply with the individual country's requirements as they relate to commercial documentation. The Company believes that it is currently in compliance with the laws and regulations in those states and countries in which it currently operates.

DEPENDENCE ON CUSTOMERS

            Most of the Company's customers are in the hospitality industry with few of them accounting for a substantial portion of the Company's annual revenues. During the year ended December 31, 1998, two customers, a major lodging company and a major hotel development company, accounted for 15% and 10%, respectively, of the Company's net revenues. During the year ended December 31, 1997, one customer, a high-ranking government official of the United Arab Emirates, accounted for 14% of the Company's net revenues. During the year ended December 31, 1996, two customers accounted for 49% and 31% of the Company's net revenues. As the Company continues to grow and expand its businesses and diversify its offerings through acquisitions, the Company believes its dependence on significant customers will decrease. There are no assurances that either continued growth or decreased dependence on significant customers will occur.

EMPLOYEES

            As of December 31, 1998, the Company employed 385 employees. A typical renovation project is staffed by a field supervisor, who hires subcontractors and laborers specifically for the particular project. Each project is staffed by trade subcontractors that may or may not be unionized. The Company purchases workman's compensation insurance for each of its projects. Every contractor and subcontractor is required to sign the Company's standard contract before working on a project. Other than Bekins employees at the Las Vegas warehouse, none of the Company's employees are represented by labor unions and the Company believes that its relationship with its employees is good.

ITEM 2.     DESCRIPTION OF PROPERTIES

            The Company maintains its executive office in New York, New York, where it occupies approximately 6,000 square feet in a multi-story office complex. The Company has entered into a ten-year lease, which expires in January 2007, with an unaffiliated lessor pursuant to which it currently pays an annual fixed rental of $278,000.

            HRB maintains its office in Los Angeles, California, where it occupies approximately 7,400 square feet in a multi-story office complex. HRB has entered into a five-year lease, which expires in March 2003, with an unaffiliated lessor pursuant to which it currently pays an annual fixed rental of approximately $208,000.

            LPC and Parker Reorder maintain their offices in Coral Gables, Florida. LPC occupies approximately 18,400 square feet under a lease which expires in August 2002 at an annual fixed rental of $412,000 (exclusive of rent adjustments). LPC also maintains satellite offices in Los Angeles, Singapore, The Netherlands and South Africa. Parker Reorder occupies approximately 7,300 square feet under a lease which expires in September 2001 at an annual fixed rental of $199,500.

            HDS maintained its office in New York, New York where it occupied approximately 4,600 square feet under a five-year lease which expires in December 2002 at an annual fixed rental of approximately $145,000. The Company is currently in the process of exploring sublease alternatives for the space.

            Bekins maintains its office in St. Louis, Missouri under a lease which expires in December 1999 at an annual fixed rental of approximately $100,000 for 8,000 square feet. Bekins also owns a 78,000 square foot warehouse in Orlando, Florida and leases warehouse space in Las Vegas, Nevada where it occupies 22,000 square feet under a lease which expires in October, 1999 at an annual fixed rental of $112,000.

            HWS REAG maintains its offices in Chicago, Illinois where it occupies approximately 3,200 square feet under a lease expiring in March 2003 at an annual fixed rental of $58,000. HWS REAG also maintains satellite offices in Denver, Colorado and Stamford, Connecticut.

ITEM 3.  LEGAL PROCEEDINGS

            Given the nature of the construction industry and the contracting process, disputes often arise among contractors, subcontractors and customers. These disputes have the potential to result in the assertion of claims and litigation.

            We are a defendant in various litigation incident to our business, and in certain instances the amounts sought include substantial claims and counterclaims. Although we cannot predict the outcome with certainty, in our opinion based on the facts known by us at this time, we anticipate that the resolution of such litigation will not have a material adverse effect on our business, operating results or financial condition.

            On June 1, 1998, an action (the "State Action") was brought against the Company by West Atlantic Corp. in the Supreme Court of the State of New York, County of New York. The State Action alleges that the Company retained West Atlantic Corp. pursuant to an agreement dated March 1, 1995 (the "Agreement") to perform certain marketing and selling services for the Company. The State Action further alleges that fees were earned and not paid under the Agreement and seeks damages for breach of contract of not less than $10,000,000, damages with respect to "significant benefits to the Company" in an amount of not less than $5,000,000 and damages relating to breach of the duties of good faith and fair dealing in an amount of not less than $10,000,000. The Company believes that the three claims are duplicative. The State Action also seeks interest and specific performance. The Company believes that since it has performed all obligations required to be performed under the Agreement, the State Action does not have merit and intends to vigorously defend the claims asserted against it. In addition, the Company has brought claims in federal and state court against Tova Schwartz, the former President and Chief Executive
Officer of the Company's predecessor, seeking indemnity and punitive damages. The state and federal actions claim that, among other things, Schwartz failed to disclose to the Company the existence of the Agreement when the Company purchased from Schwartz certain shares of Common Stock which she then held. Schwartz has filed a motion to dismiss the Company's State Action claims. The motion has been fully briefed, argued, and submitted, and is presently awaiting decision. By agreement of the parties, the Federal Action has been stayed, subject to reinstatement upon notice by either party.

            Prime and the Company entered into a master development agreement in June 1998 which committed Prime and the Company to the joint development of up to 20 AmeriSuite Hotels. Pursuant to the master development agreement, the Company committed its resources to the development of the AmeriSuite Hotel projects. Prior to the completion of development of several approved AmeriSuite projects, Prime, in late 1998, withdrew from the venture. On March 17, 1999, the Company filed an arbitration demand with the New York office of the American Arbitration Association seeking to recover damages incurred by the Company due to Prime's withdrawal from the joint development of the AmeriSuite projects. The amount of damages calculated by the Company are $1,702,320 for out-of-pocket costs and overhead plus $34,534,685 in lost profits.

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

                              High                                Low
1997
First Quarter              $ 8-11/16                        $   5-5/16
Second Quarter                 9-3/8                             5-3/8
Third Quarter               14-13/16                             7-3/8
Fourth Quarter              13-15/16                             8-1/2

1998
First Quarter               $ 13-1/2                            $8-3/4
Second Quarter               10-7/16                             7-7/8
Third Quarter                 9-5/16                             2-7/8
Fourth Quarter                 6-1/4                             1-7/8

            On March 26, 1999, the last reported sales price of the Common Stock on the American Stock Exchange was $3.625 per share.

            (b) Holders. As of March 26, 1999, there were approximately 92 record holders and approximately 1,500 beneficial holders of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA (A)

                                                                                         Years Ended December 31,
                                                                                   (in thousands, except share amounts)
                                                                    1994           1995           1996          1997           1998
                                                                    ----           ----           ----          ----           ----
Net Revenues                                                     $    524       $  4,980       $ 24,367      $ 85,442       $229,979
Income (loss) from continuing operations                           (1,285)          (380)         1,907          (844)           950
Basic earnings (loss) from continuing operations                     (.28)          (.07)           .27          (.13)           .06
per common share
Diluted earnings (loss) from continuing operations                    (b)            (b)            .27           (b)            .05
per common share
Total assets                                                        4,492         10,031         12,750        84,268        133,374
Long-term debt                                                       --             --             --            --            2,965

(a) No cash dividends were declared during the five-year period presented above. See Item 1. Description of Business for a description of all acquisitions during the five-year period.

(b)  Antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            From its inception in 1991 to August 1995, the Company's only source of revenues was its decorative energy-efficient lighting fixture design, manufacturing and installation business. The Company acquired its renovation business in August 1995 and disposed of its lighting business in February 1996. As part of its strategy to further its position as one of the leading providers of services to the hospitality industry on a global basis, the Company acquired its procurement and reorder businesses in January 1997 and its logistics business in January 1998. As a result of this significant change in the Company's business focus, period to period historical comparisons are not considered meaningful.

RESULTS OF OPERATIONS: 1998 COMPARED TO 1997

            Revenues for the year ended December 31, 1998 were $229,979,210, compared to $85,441,712 for the year ended December 31, 1997. The increase in revenues resulted from growth in the customer base and project scope across all product lines, along with the purchase of Bekins in January 1998 and HWS REAG in February 1998.

            Gross profit for 1998 was $22,260,891 or 9.7% of revenues, compared to $10,806,820 or 12.6% of revenues for 1997. The growth in gross profit in dollars was a result of the increase in sales volume. The decrease in gross profit as a percent of sales was due primarily to the provision on contract revenues recorded in 1998 related to specific renovation projects which have been substantially completed but have not yet been closed out with the customer.

            Selling, general and administrative ("SG&A") expenses for 1998 totaled $21,113,908 or 9.2% of revenues, as compared to $10,622,184 or 12.4% of revenues for 1997. The increase in SG&A expenses in 1998 was due primarily to the expansion of administrative staff to support the higher sales level as well as the acquisition of Bekins and HWS REAG in early 1998. The drop in SG&A expenses as a percent of revenue was the result of operating efficiencies achieved as sales increased.

            Income from operations for 1998 totaled $1,146,983 as compared to $184,636 for the previous year. Operating profits increased in the current year due to higher sales coupled with a slower growth rate in expenses. As a result, income from operations increased to 0.5% in 1998 from 0.2% in 1997.

            Interest expenses increased from $287,633 in 1997 to $756,100 in 1998. The rise in interest expense was the result of increased borrowings under the Company's lines of credit and the addition of Bekins debt to the balance sheet upon its acquisition. Interest income grew in 1998 to $1,314,605 from $774,836 in the prior year due primarily to interest earned on invested funds raised in the public offering of the Company's common stock in September 1997.

            The provision for income taxes for the year ended December 31, 1998 was $755,150, based on an effective tax rate of 44.3%. For 1997, the provision for taxes was $227,988. The increase in the provision in 1998 was due to the higher level of pre-tax income. For 1997, the Company recorded a provision for income taxes despite a pre-tax loss primarily due to the non-deductibility of goodwill amortization as well as state and local taxes payable.

            Based on factors discussed above, income from continuing operations increased from a $843,649 loss in 1997 to $950,338 of income in 1998. Basic earnings per share increased from a $0.13 loss in 1997 to $0.06 of income in 1998.

            The discontinued operations for 1998 relate to the Company's subsidiary, HDS, which was formed to manage the Company's hotel development projects. Based on the abandonment of the hotel devlopment program with Prime in late 1998 and an assessment of its future viability, the Company, in December 1998, decided to discontinue its hotel development business. The Company anticipates ceasing operations by April, 1999 and has no future material cost obligations related to this business.

RESULTS OF OPERATIONS: 1997 COMPARED TO 1996

            Revenues for the year ended December 31, 1997 were $85,441,712, compared to $24,367,112 for 1996. The increase in revenue resulted primarily from the acquisition of LPC and Parker Reorder in January 1997.

            Gross profit for the year ended December 31, 1997 was $10,806,820, or 12.6% of revenues, compared to $6,077,188, or 24.9% of revenues, for 1996. The decrease in gross profit as a percent of revenues in 1997 was due to the addition of LPC and Parker Reorder, whose purchasing operations operate at a lower gross profit percentage than the Company's renovation business. A significant portion of its purchasing revenues and costs included the resale of furniture and fixtures at little or no markup. The Company's purchasing income is the result of fees charged to its clients based upon the amount of time and effort it expects to spend on projects. Customer deposits and advances to vendors increased during 1997 due to the acquisition of LPC.

            Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1997 were $10,622,184, or 12.4% of revenues, compared to $3,218,520, or 13.2% of revenues, for 1996. Included in SG&A expenses for the years ended December 31, 1997 and 1996 were $778,825 and $383,922, respectively, of amortization of goodwill and other intangible assets on acquisitions. The increase in SG&A expenses in 1997 was due to the addition of LPC and Parker Reorder as well as the development of an administrative infrastructure.

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

            The provision for income taxes for the year ended December 31, 1997 was $227,988, compared to $926,325 for the same period last year. The decrease in the provision for income taxes was primarily due to the decrease in income before income taxes. For 1997, although the Company had a loss from continuing operations before income taxes, an income tax provision was recorded primarily due to the non-deductibility of goodwill amortization and state and local taxes payable.

            The net loss for the year  ended  December  31,  1997 was  $843,649, compared to net income of $1,842,678, for 1996. As disclosed in Note 15 to the consolidated financial statements, if the Company accounted for its stock-based employee compensation plans using the fair value-based method, rather than the permitted intrinsic value-based method, the net loss would have been approximately $2,031,000 as compared to the reported net loss of approximately $844,000.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's short-term and long-term liquidity requirements generally consist of operating capital for its business and SG&A expenses. The Company continues to satisfy its short-term and long-term liquidity requirements with cash generated from operations, bank lines of credit and funds from a public offering of its Common Stock in September 1997. Debt maturing in 1999 and capital expenditures in 1999 will be paid from funds available from these sources.

            Net cash used in operating activities was $17,696,601 for the year ended December 31, 1998, compared to net cash provided of $3,693,798 for 1997. Due to the Company's significant revenue growth and acquisitions, the Company's accounts receivable and advances to vendors increased by $40,156,030. This increase was only partially offset by an increase in accounts payable and customer deposits of $20,518,174. The Company expects to collect the receivables fully in 1999.

            Net cash used in investing activities for 1998 was $2,432,068, compared to net cash used of $21,131,147 for last year. The difference is primarily due to the net sale of marketable securities in 1998 as opposed to the net purchase of marketable securities in 1997 using funds from the proceeds of the public offering in September, 1997. The 1998 sale of marketable securities was offset by the cash purchase of HWS REAG for $1,500,000, an investment in real estate ventures of $4,187,260 an investment in mortgages receivable for $3,637,000 and property and equipment purchases of $3,461,494.

            Net cash provided by financing activities for 1998 was $10,343,396 as compared to net cash provided in 1997 of $29,539,760. The major items for each year were a net borrowing under lines of credit of $10,925,000 in 1998, as opposed to proceeds from the public offering in 1997 of $32,126,630.

            In March 1998, the Company obtained a $7,000,000 unsecured line of credit with Marine Midland Bank of New York. Borrowings under the line of credit bear interest at the bank's prime lending rate. Proceeds from the borrowing are utilized to fund short-term cash requirements. At December 31, 1998, there was $4,975,000 in outstanding borrowings under the line of credit.

            In July 1998, the Company obtained a new unsecured line of credit with NationsBank N.A. which provides the Company a maximum of borrowing of $6,000,000. Borrowings under the line bear interest at the bank's prime lending rate. Proceeds from the borrowing are used to fund short-term cash requirements. At December 31, 1998, there was $5,950,000 in outstanding borrowings under the line of credit.

            In January 1998, the Company acquired 100% of the outstanding capital stock of Bekins. The purchase price for Bekins of approximately $11,000,000 consisted of 514,117 shares of Common Stock issued in January 1997, and the assumption of certain Bekins' debt. In addition, under the terms of the acquisition agreement, in January 1998 the Company was required to issue an additional 639,512 shares of common stock given the decrease in the price of the Company's common stock.

            In February 1998, the Company acquired the assets of Watermark's real estate advisory business consisting primarily of development contracts. The purchase price for such business was $1,500,000 of cash.

            Capital expenditures for property and equipment were $3.5 million compared to $2.7 million in 1997, an increase of $0.8 million. Significant capital expenditures were incurred during the past two years in developing the Parker FIRST system. The Company does not anticipate incurring this level of expenditures for the Parker FIRST system in 1999, given that the system became operational in 1998.

            As the Company grows and continues to explore opportunities for strategic alliances and acquisitions, investment in additional support systems, including infrastructure and personnel, will be required. The Company expects to increase its costs and expenses in 1998 as it continues to invest in the development of its businesses. Although these increases may result in a short-term reduction in operating margin as a percentage of revenues, the Company anticipates that its investments will have a positive impact on its net revenues on a long-term basis. The Company anticipates making substantial expenditures as it continues to explore expansion though strategic alliances and acquisitions. The Apollo Joint Venture has acquired the Warwick Hotel in Philadelphia, Pennsylvania, and the Historic Hotel in Richmond, Virginia. The Company does not anticipate having to make additional capital commitments related to these Apollo Joint Venture acquisitions. The ING Joint Venture has acquired the Clarion Hotel in Chicago, Illinois and the Company anticipates that its capital commitments will not be significant going forward.

            The Company believes its present cash position, including anticipated increasing revenues, cash on hand, availability under bank lines of credit and its ability to obtain additional financing as necessary, will allow the Company to meet its anticipated capital commitments and its short-term operating needs for at least the next twelve months.

INFLATION

            Inflation and changing prices during the current year did not significantly affect the major markets in which the Company conducts its business. In view of the moderate rate of inflation, its impact on the Company's business has not been significant.

YEAR 2000

            The Year 2000 issue results from computer programs and circuitry that do not differentiate between the year 1900 and the year 2000 because they were written using two- rather than four-digit dates to define the applicable year. If not corrected, many computer applications and date-sensitive devices could fail or create erroneous results before, on or after January 1, 2000. The Year 2000 issue affects virtually all companies and organizations, including the Company.

            The Company has developed, and is implementing a plan, the goal of which is to assure that the Company will achieve Year 2000 readiness in time to avoid significant Year 2000 failures. The Company is proceeding with its assessment of the Year 2000 readiness issues for its computer systems, business processes, facilities and equipment to assure their continued functionality. The Company is continuing its assessment of the readiness of external entities, including subcontractors, suppliers, vendors, and customers that interface with us. To that end, the Company has taken the following actions:

o Computer Systems. The Company periodically upgrades its computer systems as its needs require. The Company began the process of upgrading the software for its internal computer systems in 1998, and expects to complete this process, including the upgrade of its financial and project management systems by the third quarter of 1999. Vendors of the new internal computer systems certified them to be Year 2000 compliant. The Company's computer hardware is limited to stand-alone and networked desk-top systems. The Company has assessed the Year 2000 readiness of its computer hardware and potential risks to operations, and intends to replace those systems that may pose a risk to operations in 1999. Parker FIRST, the Company's new proprietary software product, has been developed and maintained by Parker Reorder. Parker FIRST software was designed to account for the Year 2000 and beyond. This software product was in use by hotel companies beginning in 1998.

o Business Processes. The Company has and continues to assess the potential impact of Year 2000 on its business processes. Management for each division is assessing the risks of Year 2000 issues as it specifically relates to such businesses, and the division's readiness. The Company is in the process of contacting its key vendors, suppliers and subcontractors regarding their Year 2000 readiness.

            The costs incurred for upgrading the Company's computer systems are being funded with cash flows from operations and available financing. The costs incurred principally relate to new systems being implemented to improve business functionality rather that solely to address Year 2000 issues. These costs associated with the computer systems upgrades and implementation are anticipated to be significant.

            The Company believes that its internal computer systems, facilities, and equipment will be Year 2000 compliant. However there is no assurance that all of the planned upgrades will be completed in time or function as intended. As the Company has no contingency plan other than to deal as expeditiously as possible with situations if and when they arise, the Company may experience significant disruptions, the costs of which the Company is unable to estimate at this time. The Company also believes that disruptions in some of our vendors' or subcontractors' operations will not significantly affect our projects because the Company has relationships with other vendors and subcontractors with similar expertise. The Company cannot assume, however, that an adequate supply of vendors or subcontractors will be available.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company does not have a material exposure to risks associated with foreign currency fluctuations related to our operations. The Company does not use derivative financial instruments in its operations. The Company does not have a material exposure to market risks associated with changes in interest rates given (a) the relative stability of interest rates currently, (b) the types of debt securities the Company invests in, and (c) the Company's lack of significant balances of variable interest rate debt. The Company does not believe that it has any other material exposure to market risks associated with interest rates.

ITEM 8.  FINANCIAL STATEMENTS

            See Index to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On November 19, 1997, the Company dismissed BDO Seidman, LLP ("BDO") as its independent accountants. The Company's Board of Directors approved such dismissal. BDO's accountant's report on the financial statements of the Company for the prior two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no other reportable events or disagreements with BDO to report in response to Item 304 of Regulation S-K.

            On November 20, 1997, Arthur Andersen LLP was engaged as independent accountants to the Company.

                                     PART IV

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Financial Statements:
            *     Hospitality Worldwide Services, Inc. and Subsidiaries
            *     Report of Independent Public Accountants
            *     Consolidated Financial Statements

(b)         Exhibits

      Exhibit Number                        Exhibits

          3.1 Certificate of Incorporation, as amended, of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1998).
          3.2 Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the quarter ended June 30, 1998).
          4.1 Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2, No. 33-7094-NY).
          4.2 Rights Agreement dated as of November 24, 1997, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (the "Rights Agreement") (Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on December 2, 1997).
          4.3 Amendment to Rights Agreement dated January 7, 1998 (Incorporated by reference to Exhibit 4.3 of the Company's Form 10-K for the year ended December 31, 1997).
          10.1 Asset Purchase Agreement dated as of April 1, 1995, by and among AGF Interior Services Co., Watermark Investments Limited (Bahamas), Watermark Investments Limited (Delaware), HRB, the Company and Tova Schwartz (Incorporated by reference to the Company's Current Report on Form 8-K dated August 22, 1995).
          10.2 Divestiture, Settlement and Reorganization Agreement dated as of February 26, 1996, by and among the Company, HRB, Watermark Investments Limited (Bahamas), Watermark Investments Limited (Delaware), AGF Interior Services Co., Tova Schwartz, Alan G. Friedberg and Guillermo Montero (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB for the year ended December 31, 1995).
          10.3 Memorandum Agreement dated April 12, 1996, by and between the Company and Watermark (Incorporated by reference to
                    Exhibit 10.3 of the Company's Form 10-KSB for the year ended December 31, 1995).
          10.4 Bill of Sale and Assumption Agreement dated February 26, 1996, by and between the Company and Tova Schwartz (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB for the year ended December 31, 1995).
          10.5 Consulting Agreement dated February 28, 1996, by and between to Company and Resource Holdings Associates (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-KSB for the year ended December 31, 1995).
          10.6 Employment Agreement, dated January 1, 1988, by and between the Company and Robert A. Berman (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company's Form 10-K, filed on April 29, 1998, for the year ended December 31, 1997).
          10.7 Employment Agreement dated January 1, 1998, by and between the Company and Howard G. Anders (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company's Form 10-K, filed on April 29, 1998, for the year ended December 31, 1997).
          10.8 1996 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8 filed on February 12, 1997, File No. 333-21689).
          10.9 Form of Option Agreement for the 1996 Plan (Incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-8 filed on February 12, 1997, File No. 333-21689).

          10.10     Form of Stock  Agreement  for the  Outside  Directors'  Plan
                    (Incorporated  by reference to Exhibit 4(c) to the Company's
                    Registration  Statement  on Form S-8 filed on  February  12,
                    1997, File No. 333-21689).
          10.11     Form  of  Option  Granted  to  Officers   (Incorporated   by
                    reference  to  Exhibit  4(d) to the  Company's  Registration
                    Statement on Form S-8 filed on February  12, 1997,  File No.
                    333-21689).
          10.12     Agreement and plan of Merger dated as of January 9, 1997, by and among Leonard Parker Company, LPC Acquisition Corp., and the Company (incorporated by reference to Exhibit 2.1 of the
                    Company's  Current  Report  on Form 8-K  filed  January  24,
                    1997).
          10.13     Employment  Agreement,  dated as of January 9, 1997,  by and among The Leonard  Parker  Company,  the Company and Leonard
                    Parker  (Incorporated  by reference to Exhibit  10.13 to the
                    Company's Registration Statement on Form SB-2 filed July 22,
                    1997, No. 333-31765).
          10.14     Employment  Agreement,  dated as of January 1, 1998,  by and between  the Company and  Douglas  Parker  (Incorporated  by reference  to  Exhibit  10.14  to  Amendment  No.  1 to  the
                    Company's  Form 10-K,  filed on April 29, 1998, for the year ended December 31, 1997.
          10.15     Registration  Rights Agreement,  date as of January 9, 1997, by and among the Company,  Leonard  Parker,  Douglas Parker,
                    Bradley  Parker,  Philip  Parker,  Gregg Parker and Mitchell
                    Parker  (Incorporated  by reference to Exhibit  10.18 to the
                    Company's Registration Statement on Form SB-2 filed July 22,
                    1997, No. 333-31765).
          10.16     Agreement to Joint Venture, dated as of May 12, 1997, by and among Apollo Real Estate  Advisors II, L.P.,  the Registrant and Watermark  Investments  Limited,  LLC.  (Incorporated by
                    reference  to Exhibit  10.19 to the  Company's  Registration
                    Statement on Form SB-2 filed July 22, 1997, No. 333-31765).
          10.17     Warrant  dated May 12,  1997  issued to Apollo  Real  Estate
                    Advisors  II, L.P.  (Incorporated  by  reference  to Exhibit
                    10.20 to the Company's  Registration  Statement on Form SB-2
                    filed July 22, 1997, No. 333-31765).
          10.18     Agreement  and Plan of Merger,  dated as of January 1, 1998, by and among the Company,  HWS Acquisition Corp., a Delaware corporation,  Bekins Distribution Services Co., Inc. and the
                    Sellers named therein  (Incorporated by reference to Exhibit
                    2.1 the Company's  Current  Report on Form 8-K dated January
                    9, 1998).
          10.19     Registration  Rights  Agreement dated as of January 1, 1998, by and among the Company and the Shareholders  named therein
                    (Incorporated  by reference to Exhibit 10.1 to the Company's
                    Amendment  No.  3 to  Current  Report  on  Form  8-K,  dated
                    September 16, 1998).
          10.20     Financial  Advisory  Agreement  dated April 10, 1997, by and
                    between  the  Company  and  Resource   Holdings   Associates
                    (Incorporated  by  reference to the  Company's  Registration
                    Statement on Form SB-2, No. 333-31765).
          10.21     Master  Development  Agreement,  dated June 5, 1998,  by and
                    between   the   Company   and   Prime    Hospitality   Corp.
                    (Incorporated  by reference  to Exhibit 10 to the  Company's
                    Form 10-Q for the quarter ended June 30, 1998).
         *10.22     Stock Purchase Agreement, dated March 30, 1999, by and among the Company,  Watermark  Investments  Limited,  LLC, Leonard
                    Parker,  Douglas  Parker,  Philip Parker,  Mitchell  Parker,
                    Gregg Parker and Bradley Parker.
          11        Computation  of earnings per share  (Incorporated  herein by reference to Note 16 to the Company's Consolidated Financial
                    Statements).
         *21        Subsidiaries  of the Company.
         *27        Financial Data Schedule


*Filed herewith.

(c)         Reports on Form 8-K

Form 8-K dated January 9, 1998, filed with the Commission on January 23, 1998, as amended on March 24, 1998, April 16, 1998 and September 16, 1998 reporting
Item 2, Acquisition or Disposition of Assets.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HOSPITALITY WORLDWIDE SERVICES, INC.



Dated: March 30, 1999         By:  /s/ Robert A. Berman
                                   --------------------
                                   Robert A. Berman, Chairman of the
                                   Board, Chief Executive Officer, (principal
                                     executive officer) and Director

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     SIGNATURE                    TITLE                              DATE

/s/ Robert A. Berman           Chairman of the Board,            March 30, 1999
------------------------       Chief Executive Officer
Robert A. Berman               (principal executive officer)
                               and Director

/s/ Leonard F. Parker          Chairman Emeritus of the Board    March 30, 1999
------------------------       and Director
Leonard F. Parker

/s/ Douglas A. Parker          President and Director            March 30, 1999
------------------------
Douglas A. Parker

/s/ Howard G. Anders           Executive Vice President,         March 30, 1999
------------------------       Chief Financial Officer,
Howard G. Anders               (principal financial officer,
                               principal accounting officer)
                               and Secretary

/s/ Scott A. Kaniewski         Director                          March 30, 1999
------------------------
Scott A. Kaniewski

/s/ Louis K. Adler             Director                          March 30, 1999
------------------------
Louis K. Adler

/s/ George C. Asch             Director                          March 30, 1999
------------------------
George C. Asch

/s/ Richard A. Bartlett        Director                          March 30, 1999
------------------------
Richard A. Bartlett

            FINANCIAL STATEMENTS


                          Index to Financial Statements
                                                                        Page No.

HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                              F-2, F-3

CONSOLIDATED FINANCIAL STATEMENTS:
          Balance sheets                                                    F-4
          Statements of operations                                          F-5
          Statements of stockholders' equity                                F-6
          Statements of cash flows                                     F-7, F-8
          Notes to consolidated financial statements                   F-9-F-23

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Hospitality Worldwide Services, Inc.


We have  audited the  accompanying  consolidated  balance  sheet of  Hospitality
Worldwide Services, Inc. (a New York Corporation) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hospitality Worldwide Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP
-----------------------
Arthur Andersen LLP


New York, New York
March 30, 1999

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Hospitality Worldwide Services, Inc.
New York, New York

We have audited the consolidated statements of operations, stockholders' equity and cash flows of Hospitality Worldwide Services, Inc. (formerly Light Savers U.S.A., Inc.) and subsidiary for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the results of its operations and cash flows of Hospitality Worldwide Services, Inc. and subsidiary for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP
--------------------
BDO Seidman, LLP


New York, New York
March 21, 1997

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                               December 31,
                                                                                                           1998             1997
                                                                                                           ----             ----

Cash and cash equivalents                                                                            $   2,178,856    $  11,964,129
Marketable securities                                                                                    8,500,000       18,915,686
Accounts receivable, net (Note 5)                                                                       56,846,432       21,932,667
Costs and estimated earnings in                                                                          5,566,942        3,420,829
     excess of billings (Note 6)
Note receivable (Note 3)                                                                                      --            342,144
Advances to vendors                                                                                     12,759,446        4,255,181
Prepaids and other current assets                                                                        4,737,140        1,037,480
                                                                                                     -------------    -------------
        Total current assets                                                                            90,588,816       61,868,116
Property and equipment, net (Note 7)                                                                     8,715,682        3,547,712
Goodwill and other intangibles, net (Note 3)                                                            24,746,934       17,078,180
Deferred taxes (Note 9)                                                                                  4,535,178          739,088
Other assets                                                                                             4,787,440        1,034,595
                                                                                                     -------------    -------------

        Total assets                                                                                 $ 133,374,050    $  84,267,691
                                                                                                     -------------    -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable (Note 5)                                                                            $  32,075,326    $  16,374,426
Accrued and other liabilities                                                                            6,558,959        2,540,222
Billings in excess of costs and                                                                          1,758,158          295,967
     estimated earnings (Note 6)
Customer deposits                                                                                       19,863,845       13,323,571
Current portion of long-term debt (Note 9)                                                                 621,000             --
Loan payable  (Note 8)                                                                                  10,925,000             --
Income taxes payable                                                                                       176,045            7,669
                                                                                                     -------------    -------------
        Total current liabilities                                                                       71,978,333       32,541,855

Long-term debt (Note 9)                                                                                  2,964,862             --
                                                                                                     -------------    -------------
        Total liabilities                                                                               74,943,195       32,541,855

Commitments and contingencies (Note 11)

Stockholders' equity  (Notes 13, 14 and 17)
Convertible preferred stock, $.01 par value,                                                             3,000,000        5,000,000
     $25 stated value, 5,000,000 shares
     authorized, 120,000 and 200,000 shares
     issued and outstanding, $3,000,000 and
     $5,000,000 liquidation preference
Common stock, $.01 par value, 50,000,000                                                                   127,102          113,456
     shares authorized, 12,710,156 and
     11,345,572 issued
Additional paid-in capital                                                                              56,447,760       47,519,725
Retained earnings (deficit)                                                                             (1,144,007)        (907,345)
                                                                                                     -------------    -------------
        Total stockholders' equity                                                                      58,430,855       51,725,836
                                                                                                     -------------    -------------
        Total liabilities and stockholders' equity                                                   $ 133,374,050    $  84,267,691
                                                                                                     -------------    -------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Year Ended December 31,
                                                                                  1998              1997             1996
                                                                                  ----              ----             ----

Net revenues                                                                 $ 229,979,210    $  85,441,712    $  24,367,112
                                                                             -----------------------------------------------
Cost of revenues:
      Cost of revenues                                                         198,855,319       74,364,892       18,289,924
      Provision on contract revenues                                             8,863,000             --               --
                                                                             -----------------------------------------------
      Total cost of revenues                                                   207,718,319       74,364,892       18,289,924
                                                                             -----------------------------------------------
             Gross profit                                                       22,260,891       10,806,820        6,077,188
Selling, general and administrative expenses                                    21,113,908       10,622,184        3,218,520
                                                                             -----------------------------------------------
             Income from operations                                              1,146,983          184,636        2,858,668
                                                                             -----------------------------------------------
Other income (expense):
      Interest expense                                                            (756,100)        (287,633)         (26,101)
      Interest income                                                            1,314,605          774,836            1,141
      Warrant expense                                                                 --         (1,287,500)            --
                                                                             -----------------------------------------------
      Total other income (expense)                                                 558,505         (800,297)         (24,960)
                                                                             -----------------------------------------------
             Income (loss) from continuing operations                            1,705,488         (615,661)       2,833,708
             before income taxes
Provision for income taxes                                                         755,150          227,988          926,325
                                                                             -----------------------------------------------
             Income (loss) from continuing operations                              950,338         (843,649)       1,907,383
                                                                             -----------------------------------------------
Discontinued operations (Note 4):
      Loss from discontinued operations (less applicable
      income taxes of $536,900 in 1998)                                           (826,100)            --            (64,705)
      Loss on disposal of discontinued operations, including
      provision of $104,000 for operating losses during
      phase-out period (less applicable income taxes of $59,100)                   (90,900)            --               --
                                                                             -----------------------------------------------
         Loss from discontinued operations                                        (917,000)            --            (64,705)
                                                                             -----------------------------------------------
             Net income (loss)                                               $      33,338    $    (843,649)   $   1,842,678
                                                                             -----------------------------------------------
Basic earnings (loss) per common share:
         Income (loss) from continuing operations                            $        0.06    $       (0.13)   $        0.27
                                                                             -----------------------------------------------
         Discontinued operations:
             Loss from discontinued operations                                       (0.07)            --              (0.01)
             Loss on disposal                                                        (0.01)            --               --
                                                                             -----------------------------------------------
                                                                                     (0.08)            --              (0.01)
                                                                             -----------------------------------------------
             Net income (loss)                                               $       (0.02)   $       (0.13)   $        0.26
                                                                             -----------------------------------------------
Diluted earnings (loss) per common share:
         Income (loss) from continuing operations                            $        0.05              (a)    $        0.27
                                                                             -----------------------------------------------
         Discontinued operations:
             Loss from discontinued operations                                         (a)             --              (0.01)
             Loss on disposal                                                          (a)             --               --
                                                                             -----------------------------------------------
                                                                                       (a)             --              (0.01)
                                                                             -----------------------------------------------
             Net income (loss)                                                         (a)              (a)    $        0.26
                                                                             -----------------------------------------------

Weighted average common shares outstanding                                      12,092,437        8,885,570        6,983,333
                                                                             -----------------------------------------------
Weighted average common and common equivalent shares outstanding
                                                                                12,831,421        9,876,802        7,131,915
                                                                             -----------------------------------------------

(a)   Antidilutive
The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                     Preferred Stock            Common Stock
                                     ---------------            ------------
                               Number of     Stated      Number of    Par Value  Treasury   Additional    Retained          Total
                                Shares       Value       Shares                  Stock       Paid in      Earnings     Stockholders'
                                                                                             Capital      (Deficit)        Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE,                          --            --       7,125,655   $ 71,257         $--   $ 7,865,285  ($1,606,374)  $  6,330,168
January 1, 1996
Purchase of treasury stock        --            --      (1,000,000)      --    (1,152,500)         --           --       (1,152,500)
Sale of treasury stock            --            --         500,000       --       437,500        62,500         --          500,000
Stock issued in settlement        --            --          75,000        750        --         149,250         --          150,000
of service agreements
Stock options issued for          --            --            --         --          --          44,000         --           44,000
services
Exercise of stock options         --            --          25,000        250        --          64,375         --           64,625
and warrants
Net income                        --            --            --         --          --            --      1,842,678      1,842,678
------------------------------------------------------------------------------------------------------------------------------------
BALANCE,                          --            --       6,725,655     72,257    (715,000)    8,185,410      236,304      7,778,971
 December 31, 1996
Purchase of treasury stock        --            --        (500,000)      --    (2,210,000)         --           --       (2,210,000)
Exercise of stock options         --            --         419,917      4,199        --       1,018,931         --        1,023,130
and warrants
Issuance of shares in          200,000     5,000,000     1,250,000     12,500        --       6,940,000         --       11,952,500
connection with acquisition
Stock issued in connection        --            --       3,450,000     24,500   2,925,000    27,379,246         --       30,328,746
with offering, net of
expenses
Income tax benefit from           --            --            --         --          --         360,349         --          360,349
warrants exercised
Warrants issued for services      --            --            --         --          --       3,635,789         --        3,635,789
Net loss                          --            --            --         --          --            --       (843,649)      (843,649)
Preferred dividends               --            --            --         --          --            --       (300,000)      (300,000)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE,                       200,000   $ 5,000,000    11,345,572   $113,456        --     $47,519,725  $  (907,345)  $ 51,725,836
 December 31, 1997
Exercise of stock options         --            --         265,667      2,657        --         768,024         --          770,681
and  warrants
Issuance of shares in             --            --         514,117      5,141        --       6,165,859         --        6,171,000
connection with acquisition
Conversion of preferred        (80,000)   (2,000,000)      584,800      5,848        --       1,994,152         --             --
stock
Net income                        --            --            --         --          --            --         33,338         33,338
Preferred dividends               --            --            --         --          --            --       (270,000)      (270,000)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE                        120,000   $ 3,000,000    12,710,156   $127,102        --     $56,447,760  $(1,144,007)  $ 58,430,855
December 31, 1998
====================================================================================================================================


The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended December 31,
                                                                                    1998               1997                 1996
                                                                                    ----               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $     33,338        $   (843,649)       $  1,842,678
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization                                                     2,091,907           1,114,001             404,114
Stock based compensation charge                                                     213,555           1,593,420              44,000
Deferred income tax benefit                                                      (3,796,090)           (668,422)            (65,280)
(Increase) decrease in current assets:
Accounts receivable                                                             (31,651,765)        (12,299,779)         (1,548,005)
Notes receivable                                                                    342,144                --                  --
Current assets of discontinued operations                                              --                  --               145,317
Costs in excess of billings                                                      (2,146,113)         (1,243,922)         (2,047,173)
Advances to vendors                                                              (8,504,265)         (4,255,181)               --
Prepaid and other current assets                                                    138,268              36,528            (290,632)
Other assets                                                                        519,942            (487,100)            (81,014)
Increase (decrease) in current liabilities:
Accounts payable                                                                 13,977,900          10,579,593             134,481
Accrued and other liabilities                                                     3,059,737             316,802             862,204
Billings in excess of costs                                                       1,316,191              95,165            (419,772)
Customer deposits                                                                 6,540,274          10,046,533                --
Accrued loss on disposal of discontinued operations                                    --                  --              (398,806)
Income taxes payable                                                                168,376            (290,191)            297,860
                                                                               ------------        ------------        ------------
Net cash provided by (used in) operating activities                             (17,696,601)          3,693,798          (1,120,028)
                                                                               ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                                (8,500,000)        (18,915,686)               --
Sale of marketable securities                                                    18,915,686                --               715,000
Purchase price of acquisition                                                    (1,500,000)               --                  --
Cash acquired upon acquisition, net of acquisition costs                            (62,000)            479,061                --
Investment in real estate ventures                                               (4,187,260)           (414,473)               --
Purchase of property and equipment                                               (3,461,494)         (2,694,522)            (65,682)
Investment in mortgages receivable                                               (3,637,000)               --                  --
                                                                               ------------        ------------        ------------
Net cash provided by (used in) investing activities                              (2,432,068)        (21,545,620)            649,318
                                                                               ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on loan payable                                         26,625,000           3,180,000           1,400,000
Repayment of loan payable                                                       (15,700,000)         (4,580,000)           (455,926)
Repayment of long term debt                                                      (1,352,285)               --                  --
Purchase of treasury stock                                                             --            (2,210,000)         (1,152,500)
Proceeds from sale of treasury stock                                                   --                  --               500,000
Proceeds from stock offering                                                           --            32,126,630                --
Proceeds from exercise of stock options and warrants                                770,681           1,023,130              64,625
                                                                               ------------        ------------        ------------
Net cash provided by financing activities                                        10,343,396          29,539,760             356,199
                                                                               ------------        ------------        ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (9,785,273)         11,687,938            (114,511)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   11,964,129             276,191             390,702
                                                                               ------------        ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  2,178,856        $ 11,964,129        $    276,191
                                                                               ------------        ------------        ------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year Ended December 31,
                                                                                      1998              1997               1996
                                                                                      ----              ----               ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest                                                                          $   794,724        $   178,113        $    26,101
Income taxes                                                                        3,826,546            785,127            696,324
NON-CASH INVESTING & FINANCING ACTIVITIES:
Fair value (including goodwill) of net assets acquired                              6,233,000         11,166,229               --
Stock issued for assets acquired                                                    6,171,000         11,952,500               --
Issuance of stock for repayment of debt                                                  --                 --              150,000
Repayment of debt from issuance of stock                                                 --                 --             (150,000)
Preferred stock dividends not paid in lieu of purchase                                   --              300,000               --
price reduction for LPC acquisition
Warrants granted and exercisable by Apollo                                               --            1,837,527               --
Warrants granted to underwriters for stock offering                                      --            1,798,262               --

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          ORGANIZATION AND BUSINESS

            Hospitality Worldwide Services, Inc., formerly known as Light Savers U.S.A., Inc. (the "Company"), was incorporated in the State of New York on October 10, 1991. Through its wholly owned operating subsidiaries, the Company provides interior and exterior cosmetic renovations and maintenance, acts as a purchasing agent and principal for leading hotel and hospitality customers, provides logistical services to a wide variety of customers and provides real estate advisory services to the hospitality industry throughout the United States, with limited operations abroad.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company also has investments in real estate joint ventures, which are accounted for under the equity and cost method, as appropriate. All significant inter-company balances and transactions have been eliminated. Certain prior year balances have been reclassified in the consolidated financial statements in order to provide a presentation consistent with the current year.

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

            REVENUE RECOGNITION

RENOVATION

            The Company determines renovation earnings under the percentage of completion method. Under this method, the Company recognizes as earnings that portion of the total earnings anticipated from a contract which the cost of the work completed bears to the estimated total cost of the work covered by the contract. To the extent that contracts extend over more than one year, revisions in costs and earnings estimates during the course of the work are reflected in the year in which the facts which require the revision become known. Due to uncertainties inherent in the estimation process, it is reasonably possible that such estimates will be revised over the next year. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will occur. Unapproved change orders and claims are included in earnings from renovation contracts at their estimated recoverable amounts based on the related contract costs when realization is probable and the amount can be reliably estimated.

            The Company continuously reviews estimated earnings from renovation contracts and makes necessary adjustments based on current evaluations of the indicated outcome.

            Cost of renovation contracts include all direct material, labor and subcontracting costs, and those indirect costs related to contract performance that are identifiable with or allocable to contracts.

PROCUREMENT

            The Company recognizes procurement earnings for fixed fee service contracts under the percentage of completion method. Under this method, the Company recognizes as earnings that portion of the total earnings anticipated from a contract which the efforts expended bears to the estimated efforts over the life of the contract. Earnings for variable fee service contracts are generally recognized upon completion of the associated service.

            The Company performs procurement services either acting as a principal, for which it functions in a manner similar to a purchaser and reseller of merchandise, or as an agent. As an agent, revenues include solely the service fee income and the cost of the contracts includes labor and other direct costs associated with the contract and those indirect costs related to contract performance. As a principal, the revenues and cost of the contracts also include the associated merchandise purchased for the customer, which are recognized when the merchandise is shipped directly from the vendor to the customer.

            Customer deposits consist of amounts remitted to the Company by customers as deposits on specific contracts. Advances to vendors consist of amounts paid by the Company to vendors on specific contracts.

LOGISTICS

            The Company recognizes earnings on logistics and installation services under the percentage of completion method. Under this method, the Company recognizes as earnings that portion of the total earnings anticipated from a contract which the efforts expended bears to the estimated efforts over the life of the contract. The cost of the contracts includes labor and other direct costs associated with the contract and those indirect costs related to contract performance.

            DEPRECIATION AND AMORTIZATION

            The Company calculates depreciation on property and equipment on the straight-line method. Estimated useful lives are as follows: office equipment, 5 years; software, 7 years; furniture and fixtures, 10 years; and building, 25 years. Leasehold improvements to property used in the Company's operations are amortized on a straight-line basis over the lease terms. Maintenance and repairs are expensed currently, while expenditures for betterments are capitalized.

            GOODWILL

            Goodwill is amortized on a straight-line basis over its estimated useful life of 15-30 years. Goodwill represents the costs of an acquisition in excess of the fair value of net assets acquired at the date of acquisition. Accumulated amortization was $2,439,238 and $1,489,855 at December 31, 1998 and 1997, respectively.

            EARNINGS PER COMMON SHARE

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

            Basic earnings per common share are based on net income less preferred stock dividends divided by the weighted average number of common shares outstanding. Diluted earnings per common share are adjusted to reflect the incremental number of shares issuable under stock-based compensation plans, the assumed conversion of convertible preferred stock and the elimination of the preferred stock dividends, if such adjustments are dilutive.

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

            MARKETABLE SECURITIES

            Marketable securities consisted of certificates of deposit maturing in six months or less as of December 31, 1998 and commercial paper and treasury notes maturing in six months or less as of December 31, 1997. These securities are classified as available-for-sale or as held-to-maturity, based on the Company's intended holding period. Available-for-sale securities are reported at fair value with unrealized gains or losses, if any, reported as other comprehensive income. Held-to-maturity investments are reported at amortized cost. The cost basis of securities is determined on a specific identification basis in calculating gains and losses.

            LONG-LIVED ASSETS

            Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired, when the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

            FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities approximate the fair values as of December 31, 1998, due to the short-term maturity of these instruments. The carrying amounts as of December 31, 1998 of costs and estimated earnings in excess of billings, advances to vendors, billings in excess of costs and estimated earnings and customer deposits approximate fair value as these amounts are due or payable within the Company's operating cycle. The fair value of marketable securities is based on settlement amounts for such instruments given the intended holding period and approximate their carrying amounts as of December 31, 1998. The carrying amount of the loan payable approximates its fair value given the short term maturity of the loan. The fair value of long-term debt is estimated based on the Company's year-end, risk-adjusted incremental borrowing rate for similar liabilities. As of December 31, 1998, the carrying amount of the debt approximated fair value.

            COMPREHENSIVE INCOME

            In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a separate financial statement. Comprehensive income includes net income plus other comprehensive income, which includes changes in cumulative foreign translation adjustments and unrealized gains and losses on marketable securities that are available-for-sale. The Company has not presented statements of comprehensive income, as other comprehensive income was not material.


3.          ACQUISITION OF BUSINESSES

            In January 1997, the Company completed the acquisition of Leonard Parker Company ("LPC") and Parker Reorder Online, Inc, ("Parker Reorder"). LPC, a leading purchasing company for the hospitality industry, acts as an agent or principal for the purchase of goods and services for its customers which include major hotel and management companies worldwide. Parker Reorder has developed and is marketing a new proprietary software product, Parker FIRST, which allows clients to reorder operating supplies and equipment ("OS&E") and other products on-line and provides such clients with access to forecasting and product evaluation capabilities. The purchase price of LPC and Parker Reorder, including acquisition costs and after final adjustments, was approximately $12,140,000 which consisted primarily of 1,250,000 newly issued shares of Common Stock and $5 million stated value of newly issued 6% convertible preferred stock of the Company. The acquisition resulted in goodwill and other intangible assets of approximately $11,400,000, which are being amortized on a straight-line basis over their estimated useful life of 30 years. The acquisition was accounted for as a purchase with the results of LPC and Parker Reorder included in the consolidated financial statements of the Company from the acquisition date.

            In January 1998, the Company acquired Bekins Distribution Services, Inc. ("Bekins"), a leading provider of transportation, warehousing and installation services to a variety of customers worldwide. Founded in 1969, Bekins is a logistical services company that serves clients who are opening, renovating or relocating facilities by assuring that materials, fixtures, furniture and merchandise are moved from multiple vendor locations to their ultimate destinations in a controlled orderly sequence so that each item can be installed on schedule. The purchase price of Bekins of approximately $11,000,000 consisted of 514,117 shares of Common Stock and the assumption of certain Bekins' debt. Additionally, under the terms of the purchase agreement, the Company was required to issue an additional 639,512 shares of Common Stock in January 1999 given the decrease in the price of the Company's common stock on the one year anniversary date of the acquisition. The acquisition resulted in goodwill of approximately $7,000,000 which is being amortized on a straight-line basis over its estimated useful life of 30 years. The acquisition has been accounted for as a purchase with the results of Bekins included in the consolidated financial statements of the Company from the acquisition date.

            In February 1998, the Company, through HWS REAG, purchased the assets of Watermark Investments Limited's ("Watermark") real estate advisory business, consisting primarily of development contracts. Watermark is an international management company that is the general partner of and manages Watertone Holdings LP, a shareholder of the Company. The purchase price for such business was $1,500,000 of cash and its results have been included in the consolidated financial statements of the Company from the acquisition date.

            The following pro forma consolidated financial information has been prepared to reflect the acquisition of the assets and business of LPC, Parker Reorder and Bekins. The pro forma financial information is based on the historical financial statements of the Company and LPC, Parker Reorder and Bekins and should be read in conjunction with the accompanying footnotes. The accompanying pro forma operating statements are presented as if the acquisitions occurred on January 1, 1996. The pro forma financial information is unaudited and is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as of January 1, 1996, and neither is it necessarily indicative of the results of operations for future periods.

Year Ended December 31                                    1997          1996
--------------------------------------------------------------------------------
(unaudited)
Net sales                                           $105,357,000   $76,429,000
Income (loss) from  continuing  operations
  applicable to common shares                           (457,000)      428,000
Diluted loss per share from continuing operations           (.04)       _____
--------------------------------------------------------------------------------

            The above unaudited pro forma statements have been adjusted to reflect the amortization of goodwill and other intangible assets as generated by the acquisitions over a 30 year period, dividends of 6% on preferred shares in the LPC transaction, officers compensation based on employment agreements entered into at the date of acquisition, additional income taxes on pro forma income and given Bekin's organizational structure and the 1,764,117 common shares and $5,000,000 preferred shares issued as consideration in the transactions through December 31, 1998.

4.          DISCONTINUED OPERATIONS

            In December 1998, the Company decided to discontinue its hotel development business, especially in light of Prime Hospitality Corp.'s ("Prime") decision to no longer pursue new development opportunities with the Company. The Company anticipates ceasing operations by April 1999, although the resolution date as to the recovery from Prime of costs incurred by the Company under their master development agreement is uncertain. The Company has reflected the current year operating results associated with its development business, as well as the estimated loss on disposal, as discontinued operations on the statement of operations.

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


5.          ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

            Accounts receivables include retainages of $3,756,317 at December 31, 1998 and $636,577 at December 31, 1997, on contracts which are collectible upon the acceptance by the owner. All amounts at December 31, 1997 were collected in 1998 and amounts at December 31, 1998 are anticipated to be collected in their entirety in 1999. Accounts receivable is shown net of the 1998 provision on contract revenues of $8,863,000 at December 31, 1998.

            Accounts receivables and costs and estimated earnings in excess of billings include unapproved change orders and estimated net claims, which involves negotiations with the custmer and in some cases may result in litigation. The Company believes it has established legal bases for pursuing recovery of recorded amounts and it is management's intention to pursue these claims and litigate, if necessary, until a decision or settlement is reached. Claims involve the use of estimates and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims could be made within the next year. The settlement of the amounts depends on the individual circumstances, accordingly, the timing of the collection will vary and may extend beyond one year. The amounts recorded at December 31, 1998 were approximately $12,200,000.

            The Company withholds a portion of payments due subcontractors as retainages, which amounted to $1,348,124 at December 31, 1998 and $212,278 at December 31, 1997. The subcontractor balances are paid when the Company collects its retainages receivable.

6.          COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

            Costs and estimated earnings in excess of billings on uncompleted contracts represent unbilled receivables. Billings on uncompleted contracts in excess of costs and estimated earnings represent deferred revenue, and consist of:

                                                                                                              December 31,
                                                                                                        1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Costs incurred on uncompleted contracts                                                             $ 62,823,883       $ 15,629,620
Estimated earnings                                                                                    18,494,385          7,333,524
Billings to date                                                                                     (77,509,484)       (19,838,282)
------------------------------------------------------------------------------------------------------------------------------------
Costs and estimated earnings on uncompleted contracts in excess of billings                         $  3,808,784       $  3,124,862
------------------------------------------------------------------------------------------------------------------------------------

Included in the  accompanying  consolidated  balance  sheet under the  following captions:
Costs and estimated earnings in excess of billings                                                  $  5,566,942       $  3,420,829
     Billings in excess of costs and estimated earnings                                               (1,758,158)          (295,967)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    $  3,808,784       $  3,124,862
------------------------------------------------------------------------------------------------------------------------------------

7.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                                                                          December 31,
                                                                                                1998                        1997
------------------------------------------------------------------------------------------------------------------------------------
Building                                                                                    $  2,263,874               $       --
Furniture and fixtures                                                                         1,056,746                    347,769
Office equipment                                                                               2,295,139                  1,068,352
Leasehold improvements                                                                           609,064                    245,297
Software                                                                                       3,911,256                  2,224,167
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              10,136,079                  3,885,585
Less: Accumulated depreciation and amortization                                               (1,420,397)                  (337,873)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            $  8,715,682               $  3,547,712
------------------------------------------------------------------------------------------------------------------------------------

8.      LOAN PAYABLE

        In 1996, the Company obtained a secured line of credit with a bank. The line provided for borrowings of up to $2.5 million, with interest at prime plus 1/2% and was collateralized by all Company assets and was guaranteed by the Company's renovation subsidiary. In September 1997, the Company repaid all outstanding borrowings under the line.

        In May 1997, the Company borrowed $2.2 million at an annual interest rate of 12%. The proceeds of the borrowing were used to repurchase 500,000 shares from the Company's former President (Note 4). The note was paid in full in September 1997.

        In March 1998, the Company obtained a unsecured line of credit with Marine Midland Bank. The line provides for borrowings of up to $7,000,000 with interest at the bank's prime lending rate. At December 31, 1998, there were $4,975,000 in outstanding borrowings under the line. The line of credit matures on May 31, 1999.

        In July 1998, the Company obtained an unsecured line of credit with NationsBank. The line provides for borrowings of up to $6,000,000 with interest at the bank's prime lending rate. At December 31, 1998, there were $5,950,000 in outstanding borrowings under the line. The line of credit matures on May 30, 1999.

        The weighted average interest rates for 1998 and 1997 on the loans outstanding during the year were 8.20% and 8.92%, respectively.

    9.      LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                              December 31,
                                                                       1998                 1997
-------------------------------------------------------------------------------------------------
Term loan with NationsBank held by Bekins. Payable in               $1,854,000               --
quarterly installments of $117,000 with the final
balance due on April 1, 2001. Interest is at the bank's
prime lending rate (7.75% at December 31, 1998)

Mortgage payable with NationsBank held by Bekins                     1,633,000               --
Payable in quarterly installments of $31,000 with the
final balance due on April 1, 2001. Interest is at
the bank's prime lending rate (7.75% at December 31,
1998)

Capital lease  obligations  held by Bekins covering                     43,000               --
various office furniture and equipment  bearing
interest  at fixed  rates of 6.75% to 10.50% with
varying payments through December 2001

Notes payable held by LPC covering computer and                         55,862               --
office equipment bearing interest at fixed rates of 9%
to 23%, with payments through September 2001

                                                                    -----------------------------
                                                                     3,585,862               --
Less current maturities                                                621,000               --
                                                                    -----------------------------
                                                                    $2,964,862               --
                                                                    -----------------------------

The term loan and mortgage payable contain restrictive covenants that require, among other things, Bekins to maintain certain ratios of operating cash flow to fixed charges and total funded debt to operating cash flows, as well as minimum operating cash flows. At December 31, 1998, Bekins was in violation of one of the covenants and received a waiver of such violation from the bank.

The following represents the schedule of the aggregate annual principal payments on long-term debt for the years ended December 31:

                            1999                                $621,000
                            2000                                 633,931
                            2001                               2,330,931
                            2002                                      --
                         thereafter                                   --
                                                            -------------
                                                              $3,585,862

10.     INCOME TAXES

        The provision (benefit) for income taxes consists of the following:

                                                                                          Year Ended December 31,
                                                                       1998                       1997                       1996
------------------------------------------------------------------------------------------------------------------------------------
Current:
Federal                                                           $ 3,165,654                $   360,349                $   620,929
State and Local                                                       838,118                    536,061                    370,676
------------------------------------------------------------------------------------------------------------------------------------
                                                                    4,003,772                    896,410                    991,605
------------------------------------------------------------------------------------------------------------------------------------

Deferred:
Federal                                                            (3,094,938)                  (465,547)                   (65,280)
State and Local                                                      (749,684)                  (202,875)                      --
------------------------------------------------------------------------------------------------------------------------------------
                                                                   (3,844,622)                  (668,422)                   (65,280)
------------------------------------------------------------------------------------------------------------------------------------
Total                                                             $   159,150                $   227,988                $   926,325
------------------------------------------------------------------------------------------------------------------------------------

        For the year ended December 31, 1998, the Company recorded a provision for income taxes for continuing operations of $755,150 and a benefit for income taxes for discontinued operations of $596,000.

    The following is a reconciliation of the Company's income taxes based on the statutory rate and the actual provision for income taxes for both continuing operations and discontinued operations:

                                                                                                Year Ended December 31,
                                                                                    1998                 1997                 1996
------------------------------------------------------------------------------------------------------------------------------------

Statutory federal income tax at 34%                                              $  65,446            $(209,325)           $ 963,640
Increase (decrease) resulting from:
Tax return-to-accrual adjustment                                                  (205,028)                --                   --
State and local taxes, net of federal tax benefit                                   58,366              219,903              239,027
Nondeductible goodwill amortization and expenses                                   240,366              217,410               62,778

------------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                       $ 159,150            $ 227,988            $ 926,325
------------------------------------------------------------------------------------------------------------------------------------

        Deferred income taxes result from temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities. The source of these differences and tax effect of each at December 31, 1998 and 1997 are as follows:

Deferred Income Tax Liability (Asset)                                                          1998                          1997
------------------------------------------------------------------------------------------------------------------------------------
Warrant expense                                                                           $  (677,580)                  $  (735,016)
Rent expense                                                                                 (102,562)                      (52,800)
Goodwill amortization                                                                          62,959                        50,017
Allowance for doubtful accounts                                                            (3,834,079)                      (64,881)
Other                                                                                          16,084                        63,592
                                                                                          -----------                   -----------
                                                                                          $(4,535,178)                  $  (739,088)
                                                                                          -----------                   -----------

        The Company has recorded net deferred tax assets at December 31, 1998 and 1997 primarily representing expenses recognized for financial reporting purposes that will be deductible in future years for tax purposes. Management believes that no valuation allowance is required for these assets due to the expectation that the Company will generate taxable income in future years.

11.  RELATED PARTY TRANSACTIONS

(a) The Company hired Interstate Interior Services ("Interstate") as a subcontractor on certain of its projects. The President of Interstate is the sister of one of the Company's officers. During 1996 the Company paid fees of $172,786 to Interstate.

(b) During 1997 and 1996, the Company performed renovation services for Watermark LLC. Watermark LLC is the general partner of Watertone
        Holdings LP, which is a shareholder of Company common stock. In addition, the Chief Executive Officer of the Company was a director of Watermark LLC. During 1997, the Company and Watermark LLC renegotiated the renovation contract to provide for fees more consistent with a project of similar scope and complexity. As a result of the renegotiations, the Company recognized additional revenues for the year ended December 31, 1997 of $780,183 without an accompanying increase in costs. As of December 31, 1998 and December 31, 1997 the Company had no receivables due from Watermark.

        The following revenues and gross profit have been reflected in the consolidated financial statements:

                                                                                  Year Ended                    Year Ended
                                                                               December 31, 1997             December 31, 1996
------------------------------------------------------------------------------------------------------------------------------
Net revenues                                                                       $780,183                       $526,743
Cost of revenues                                                                       --                          492,283

Gross profit                                                                       $780,183                       $ 34,460
------------------------------------------------------------------------------------------------------------------------------

(c) In connection with the Apollo Joint Venture (see Note 14), on April 10, 1997, the Company and Resource Holdings entered into a financial advisory agreement pursuant to which Resource Holdings agreed to assist the Company in connection with negotiations relating to the Apollo Joint Venture and to provide general financial advisory, strategic planning and acquisition advice to the Company. In consideration for those services, the Company agreed to pay Resource Holdings 16 1/2% of certain distributions received by the Company from the Apollo Joint Venture (after certain distributions to the joint venture parties and returns on capital invested in each project in which the Apollo Joint Venture participates) and such additional fees to be mutually agreed upon between Resource Holdings and the Company. No distributions were received by the Company from Apollo in 1998 and 1997.

12. COMMITMENTS AND CONTINGENCIES

(A) LEASE COMMITMENTS

        The Company leases office space in New York, Los Angeles, St. Louis, Chicago and Coral Gables which expire at various dates through 2007. In conjunction with the acquisition of Bekins in January, 1998 the Company assumed a ground lease on a building in Orlando, Florida which expires in 2085, with a minimum annual payment of $6,489.

The aggregate future minimum lease payments due under operating leases are as follows:

December 31
--------------------------------------------------------------------------------
1999                                                     $  2,614,970
2000                                                        1,958,723
2001                                                        1,752,330
2002                                                        1,675,677
2003                                                        1,635,314
Thereafter                                                  8,387,794
                                                            ---------
                                                          $18,024,808

        Rent  expense for 1998,  1997 and 1996 was  $2,581,948,  $1,093,686  and
$120,534 respectively.

(B) EMPLOYMENT AGREEMENTS

        The Company currently has employment agreements with twelve members of management personnel that expire from January 2000 to March 2001 at an aggregate annual compensation of $2,575,000.

(C) LITIGATION

        The Company is a defendant in various litigation incident to its business and in some instances the amounts sought include substantial claims and counterclaims. Although the outcome of the litigation cannot be predicted with certainty, in the opinion of management based on the facts known at this time, the resolution of such litigation is not anticipated to have a material adverse effect on the financial position or results of operations of the Company. As these matters continue to proceed through the litigation process to ultimate resolution, it is reasonably possible that the Company's estimation of the effect of such matters could change within the next year.

(D.) OFFICER AND EMPLOYEE LOANS

        At various times during the year, the Company has provided short-term loans to various of its officers and employees of the Company bearing interest at 12%. Loans provided during 1998, 1997 & 1996 amounted to 3,590,000, 767,000 and 0, respectively. The balance owed to the Company was 250,000 and 647,500 at December 31, 1998 and 1997, respectively.


13. MAJOR CUSTOMERS AND SUBCONTRACTORS

        Most of the Company's customers are in the hospitality industry with a few of them accounting for a substantial portion of annual revenues. As a result, the trade accounts receivable and costs and estimated earnings in excess of billings subject the Company to concentration of credit risk. As of December 31, 1998, one customer accounted for approximately 27% of accounts receivable.

        The largest customers of the Company for 1998, a major lodging company and a major hotel development company high ranking official of the United Arab Emirates accounted for 15% and 10%, respectively, of the Company's net revenue. The largest customer of the Company for 1997, a high-ranking government official of the United Arab Emirates, accounted for 14% of the Company's net revenues. The two largest customers of the Company for 1996 accounted for 49% and 31% of net revenues.

        During 1998 and 1997, no subcontractors accounted for over 10% of the Company's cost of revenues. During 1996, 35% of the Company's cost of revenues were costs charged by one subcontractor.

14. STOCKHOLDERS' EQUITY

        In January 1997, in connection with the acquisition of LPC and Parker Reorder, the Company issued 200,000 shares of 6% Convertible Preferred Stock ("LPC Preferred"). The holders of LPC Preferred are entitled to receive cash dividends at the rate of six percent (or $1.50) per annum per share of LPC Preferred (the "Preferred Dividend"), accruing from the date of issuance and payable commencing March 31, 1998. Dividends for 1998 have been accrued as of December 31, 1998. If the Company is legally capable of paying the Preferred Dividend and elects to accrue such amount, such accrued dividends shall bear interest at the rate of 13 1/2% per annum until paid. The holders of the LPC Preferred are also entitled to receive out of the cumulative net profits of Parker Reorder (the "Cumulative Net Profits"), an annual cash payment (the "Participating Dividend") equal to 12% of (i) the Cumulative Net Profits of Parker Reorder measured from January 1, 1997, less (ii) all Participating Dividends previously made to the holders of the LPC Preferred. The holders of the LPC Preferred are also entitled to a liquidation preference at the stated value of the stock.

        In October 1998, 80,000 shares of LPC Preferred were converted into an aggregate of 584,800 shares of common stock. The remaining 120,000 shares of LPC Preferred are convertible, at any one time during the period from January 10, 1998 to January 10, 2000, into (i) 600,000 shares of the Company's common stock, subject to an upward adjustment in the event that the market price of the Company's common stock is below $5.00 at the time of conversion, based on a defined conversion formula, up to a maximum of 2,400,000 shares, or (ii) 5.88% of the outstanding capital stock of Parker Reorder. The conversion formula related to the conversion into the Company's common stock is defined as the number of shares of common stock equal to the product of 25 (which represents the stated value per share of the LPC Preferred) and the number of shares of LPC Preferred, divided by the average closing sale price for the common stock for the 20 trading days immediately prior to the date written notice of the intention to exercise the conversion option is given, provided, however, that in no case shall the number of shares of common stock into which each share of LPC Preferred may be converted be less than 5 or greater than 20. At any time after January 10, 2000, the Company shall have the option to redeem the LPC Preferred at a redemption price equal to the Stated Value for each such share of LPC Preferred, plus an amount equal to all accrued and unpaid Preferred Dividends and interest thereon, if any.

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

        In January 1998, in connection with the acquisition of Bekins, the Company issued 514,117 shares of Common Stock. Further, pursuant to a make-whole adjustment in the purchase agreement, 639,512 additional shares of Common Stock were issued by the Company in January 1999 (Note 3).

        In May 1997, the Company entered into an Agreement to Joint Venture ("Apollo Joint Venture") with Apollo Real Estate Advisors II, L.P. ("Apollo") and Watermark Limited LLC to identify, acquire, renovate, refurbish and sell hotel properties. The Company will perform all of the renovation and procurement services for each of the properties purchased by the Apollo Joint Venture. In addition, the Company will receive a five percent equity interest in each of the joint venture entities formed to purchase such properties in exchange for its contribution of five percent of the total equity required to acquire, renovate and sell such properties. The joint venture intends to own and operate the properties only for the time necessary to upgrade and market them for resale. In September 1997, the Apollo Joint Venture acquired the Warwick Hotel in Philadelphia, Pennsylvania. As of December 31, 1998, the Company contributed approximately $720,000 to the joint venture operating entity that was formed to purchase the property. As of December 31, 1998, there are no additional material capital commitments to be made by the Company. The joint venture operating entity is owned 95% by the general partner, which is owned by Apollo and Watermark, and 5% by the Company as a limited partner. The Company is accounting for this investment on the cost method as all decisions are made by the general partner. As an inducement to enter into the Apollo Joint Venture, the Company issued to Apollo a seven-year warrant to purchase 750,000 shares of Common Stock at $8.115 per share. The warrant expires in 2004. The warrant is currently exercisable as to 350,000 shares and becomes exercisable as to the remaining 400,000 shares in increments of 100,000 shares for every $7,500,000 of incremental renovation revenue and purchasing fees earned and to be earned by the Company from the joint venture. The costs associated with the warrants for the 100,000 share increments earned and anticipated to be earned by Apollo are recognized as an additional cost of the related renovation and procurement contract. The fair value of the warrant for 250,000 shares was $1,287,500 (or $5.15 per share) and the warrant for 100,000 shares was $550,000 (or $5.50 per share). In 1997, the Company recognized an expense of approximately $1,593,400, of which $1,287,500 is reflected as Warrant Expense and $305,900 is included in Cost of Revenues on the accompanying consolidated Statement of Operations. In 1998, the Company recognized an expense of $213,575, which is included in Cost of Revenues on the accompanying Consolidated Statement of Operations.

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

15. STOCK OPTION PLAN

        At December 31, 1998, the Company has three stock option plans. As permitted by SFAS No. 123, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

        During 1994, the Company's Board of Directors adopted a non-statutory stock option plan for purposes of issuance of shares of the Company's common stock to certain key employees or consultants. With respect thereto, options to purchase a total of 160,000 shares were granted. The stock option plan has been retired, and there are no shares available for grant.

        On September 26, 1996, the Company's Board of Directors adopted the 1996 Stock Option Plan (the "Plan") for the purpose of providing incentive to the officers and employees of the Company who are primarily responsible for the management and growth of the Company. Each option granted pursuant to the Plan shall be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option". The term for each option granted is determined by the Stock Option Committee, which is composed of two or more members of the Board of Directors, provided the maximum length of the term of each option granted will be no more than ten years. Options granted vest over five years.

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

        SFAS No. 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: no dividends paid for all years; expected volatility of 98%, 9% and 40%; risk-free interest rate of 5.54%, 6.04% and 6.41%; and expected lives of 5.8 years, 5.3 years and 2 years.

        Under the accounting provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                          1998                     1997                     1996
------------------------------------------------------------------------------------------------------------------
Net income (loss)(in thousands)
As reported                                         $         33             $      (844)              $     1,843
Pro forma                                                (1,762)                  (2,031)                    1,583
Basic earnings per share
As reported                                               (0.02)                   (0.13)                     0.26
Pro forma                                                 (0.15)                   (0.23)                     0.23
Diluted earnings per share
As reported                                                  (a)                      (a)                     0.26
Pro forma                                                    (a)                      (a)                     0.22


(a) Antidilutive

        The following table contains information on stock options for the three year period ended December 31, 1998.

                                                                                     Option shares               Weighted average
                                                                                                                  exercise price
---------------------------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1995                                                         160,000                     $    1.275
Granted                                                                                984,000                          2.50
Exercised                                                                              (12,500)                         1.57
Canceled                                                                                  --                             --
---------------------------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1996                                                       1,131,500                          2.38
Granted                                                                                738,000                          9.29
Exercised                                                                             (122,250)                         2.15
Canceled                                                                               (19,250)                         3.27
---------------------------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1997                                                       1,728,000                          5.58
Granted                                                                                426,000                          8.95
Exercised                                                                             (250,834)                         2.74
Canceled                                                                              (179,750)                         8.28
---------------------------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1998                                                       1,723,416                     $    6.42
---------------------------------------------------------------------------------------------------------------------------------
                                                Exercise price less      Exercise price equal to             Total
                                                  than market                  market                       options
---------------------------------------------------------------------------------------------------------------------------------
Weighted-average fair value of:
Options granted in 1996                             --                          $0.82                         $0.82
Options granted in 1997                             --                          $4.88                         $4.88
Options granted in 1998                             --                          $7.14                         $7.14

The following table summarizes information about stock options outstanding at December 31, 1998.

                                     Options Outstanding                                                 Options Exercisable
------------------------------------------------------------------------------------------------------------------------------------


  Amount               Weighted Average    Range of Exercise Price    Weighted Average     Amount Exercisable      Weighted Average
Outstanding               Remaining                                    Exercise Price                               Exercise Price
                       Contractual Life
                           (years)

      735,250               6.55              $1.275-2.75                 $2.57                715,250                 $2.56
      231,666               3.11               6.125-6.75                  6.65                 75,000                  6.67
      756,500               8.99               8.94-12.00                 10.09                 74,400                 11.24

    1,723,416               7.16             $1.275-12.00                 $6.42                864,650                 $3.67


16. EARNINGS PER SHARE

        The following table reconciles the components of basic and diluted earnings per common share for income (loss) from continuing operations for the years ended December 31, 1998, 1997 and 1996.

                                                                                   1998                 1997                 1996

Numerator:
Income (loss) from continuing operations                                      $    950,338         $   (843,649)        $  1,907,383
Preferred stock dividends                                                         (270,000)            (300,000)                --

Income (loss) available to common stockholders from                                680,338           (1,143,649)           1,907,383
continuing operations - Basic

Effect of dilutive securities (a):
Preferred stock dividends                                                             --                   --                   --


Income (loss) available to common stockholders from                           $    680,338         $ (1,143,649)        $  1,907,383
continuing operations - Diluted

Denominator:
Weighted average common shares outstanding - Basic                              12,092,437            8,885,570            6,983,333

Effect of dilutive securities(a):
Stock-based compensation plans                                                     738,984                 --                148,582
Convertible Preferred stock                                                           --                   --                   --

Weighted average common and common equivalent shares                            12,831,421            8,885,570            7,131,915
outstanding - Diluted

Basic earnings (loss) per common share from continuing                        $       0.06         $      (0.13)        $       0.27
operations
Diluted earnings (loss) per common share from continuing                      $       0.05                  (a)         $       0.27
operations

(a) The common stock equivalent shares for the year ended December 31, 1998 was 1,020,474 shares for the convertible preferred stock and for the year ended December 31, 1997 was 991,232 shares for the Stock-based compensation plans; and 1,000,000 shares for the convertible preferred stock. The common stock equivalents for these shares were not included in the calculation of diluted earnings (loss) per common share because the effect would be antidilutive.

17.  OPERATING SEGMENTS

        The Company's operating segments are based on the separate lines of business acquired over the past several years which provide different services to the hospitality industry, namely renovation, purchasing and logistics services.

                                                                         1998                     1997                     1996
------------------------------------------------------------------------------------------------------------------------------------
Sales to Unaffiliated Customers
Renovation                                                          $  74,707,871            $  19,394,593            $  24,367,112
Purchasing                                                            132,379,848               64,886,119                     --
Logistics                                                              21,979,962                     --                       --
General Corporate and Real Estate                                         911,529                1,161,000                     --
                                                                    ---------------------------------------------------------------
                                                                    $ 229,979,210            $  85,441,712            $  24,367,112
                                                                    ---------------------------------------------------------------

Inter-segment Sales
Renovation                                                          $        --              $        --              $        --
Purchasing                                                             18,107,008                  165,000                     --
Logistics                                                               4,047,038                     --                       --
General Corporate and Real Estate                                            --                       --                    115,980
                                                                    ---------------------------------------------------------------
                                                                    $  22,154,046            $     165,000            $     115,980
                                                                    ---------------------------------------------------------------

Income (Loss) from Operations
Renovation                                                          $   4,572,174            $     842,539            $   3,309,399
Purchasing                                                                509,365                  190,314                     --
Logistics                                                               1,377,000                     --                       --
General Corporate and Real Estate                                      (5,311,556)                (848,217)                (450,731)
                                                                    ---------------------------------------------------------------
                                                                    $   1,146,983            $     184,636            $   2,858,668
                                                                    ---------------------------------------------------------------

Depreciation and Amortization
Renovation                                                          $     415,739            $     431,019            $     387,631
Purchasing                                                                970,222                  658,183                     --
Logistics                                                                 537,000                     --                       --
General Corporate and Real Estate                                         168,946                   24,799                   16,483
                                                                    ---------------------------------------------------------------
                                                                    $   2,091,907            $   1,114,001            $     404,114
                                                                    ---------------------------------------------------------------

Interest Income
Renovation                                                          $        --              $      51,961            $        --
Purchasing                                                                509,914                  443,074                     --
Logistics                                                                   1,000                     --                       --
General Corporate and Real Estate                                         803,691                  279,801                    1,141
                                                                    ---------------------------------------------------------------
                                                                    $   1,314,605            $     774,836            $       1,141
                                                                    ---------------------------------------------------------------

Interest Expense
Renovation                                                          $        --              $       9,089            $        --
Purchasing                                                                 39,779                   41,547                     --
Logistics                                                                 353,000                     --                       --
General Corporate and Real Estate                                         363,321                  236,997                   26,101
                                                                    ---------------------------------------------------------------
                                                                    $     756,100            $     287,633            $      26,101
                                                                    ---------------------------------------------------------------

                                                                         1998                     1997                     1996
------------------------------------------------------------------------------------------------------------------------------------
Total Assets at Year End
Renovation                                                          $  22,131,893            $  10,287,288            $  12,636,374
Purchasing                                                             55,220,488               39,437,337                     --
Logistics                                                              15,110,396                     --                       --
General Corporate and Real Estate                                      40,911,273               34,543,066                  113,716
                                                                    ---------------------------------------------------------------
                                                                    $ 133,374,050            $  84,267,691            $  12,750,090
                                                                    ---------------------------------------------------------------

Capital Expenditures
Renovation                                                          $     390,475            $      79,870            $      65,682
Purchasing                                                              2,569,088                2,315,151                     --
Logistics                                                                 454,000                     --                       --
General Corporate and Real Estate                                         107,931                  299,501                     --
                                                                    ---------------------------------------------------------------
                                                                    $   3,521,494            $   2,694,522            $      65,682
                                                                    ---------------------------------------------------------------

        All transactions between reportable segments are accounted for on an arms length basis and are eliminated in consolidation.

        The Company's revenue and assets predominately relate to our United States operations, with immaterial amounts related to foreign operations.

        In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which revised the disclosures about the Company's operating segments. The Company has restated prior year to conform to the new disclosure requirements.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (A)

1998 Quarter Ended                                                March 31           June 30          September 30      December 31
------------------                                                --------           -------          ------------      -----------
Net revenues                                                      $ 41,270          $ 52,359          $ 69,937          $ 66,393
Gross profit                                                         7,392             8,720            10,650            (4,501)
Income (loss) from operations                                        1,903             2,514             3,583            (6,853)
Net income (loss)                                                    1,218             1,583             2,298            (5,066)
Basic earnings per common share (b)                                    .10               .13               .18               .43
Diluted earnings per common share (b)                                  .09               .12               .17               (c)
Income from continuing operations                                      .10               .13               .18               .05
Net income (loss)                                                      .09               .12               .17               .04

1997 Quarter Ended                                                March 31           June 30          September 30      December 31
--------------------------------------------------------          --------          --------          --------          --------
Net revenues                                                      $ 18,196          $ 19,513          $ 16,532          $ 31,201
Gross profit                                                         3,459             4,555             4,656             1,291
Income (loss) from operations                                          815               938             1,308            (2,876)(d)
Net income (loss)                                                      397               430               719            (2,390)
Basic earnings per common share (b)                                    .04               .04               .08              (.22)
Diluted earnings per common share (b)                                  .04               .04               .07               (c)

(a) All amounts except per share data presented in thousands.
(b) The quarterly per share amounts are computed independently of annual amounts.
(c) Antidilutive
(d) The fourth quarter includes a non cash charge of $1,434 related to the recognition of warrants issued in connection with the Apollo Joint Venture.