Form 10-K/A
period 1998-12-31
HOSPITALITY WORLDWIDE SERVICES INC
filed 1999-04-16
CIK 911434

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                               New York 11-3096379
                  State or other jurisdiction of (IRS Employer
           incorporation or organization Identification No.__________)

450 PARK AVENUE, SUITE 2603, NEW YORK, NY                    10022
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code          212-223-0699

Securities registered under Section 12 (b)of the Exchange Act: Common Stock, par value $.01 per
                                                               share

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

DOCUMENTS INCORPORATED BY REFERENCE. Certain portions of the Registrant's definitive proxy statement to be filed not later than April 30, 1999 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K

                SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER
                  THE SECURITIES LITIGATION REFORM ACT OF 1995

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

            In October 1996, the Company changed its name from Light Savers, U.S.A., Inc., to Hospitality Worldwide Services, Inc. The change of the corporate name is more indicative of the nature of the Company's business in view of the significant change in the character and strategic focus resulting from the acquisition of the renovation business and disposal of the Company's lighting business. These transactions were part of a strategic corporate program to refocus the Company's business operations into areas with higher growth potential.

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

            In January 1997, the Company completed the acquisition of The Leonard Parker Company, ("LPC") and its subsidiary, Parker Reorder Online ("Parker Reorder"). LPC, founded in 1969, is a leading purchasing company for the hospitality industry which acts as an agent or principal for the purchase of goods and services for its customers which include major hotel and management companies worldwide. LPC purchases furniture, fixtures and equipment, kitchen supplies, linens and uniforms, guestroom amenities, and other supplies to meet its customers' requirements for new hotel openings and major renovations. LPC purchases annually approximately $350 million of goods and services for its customers. Parker Reorder has developed and is marketing a new proprietary software product, Parker Fully Integrated Reorder Systems Tracking ("Parker
FIRST"), which allows clients to reorder operating supplies and equipment ("OS&E") and other products on-line and provides such clients with access to forecasting and product evaluation capabilities. Parker Reorder offers hotel properties the ability to order, on an as needed basis, any and all OS&E products used by such properties. Commencing in 1998, Parker Reorder has installed the Parker FIRST software at hotel properties and charges the hotel properties a service fee based on the volume of transactions. The purchase price of LPC and Parker Reorder, including acquisition costs and after final adjustments, was approximately $12,140,000 which consisted primarily of 1,250,000 newly issued shares of Common Stock and $5 million stated value of 200,000 newly issued shares of 6% convertible preferred stock of the Company (the "LPC Preferred"). In October 1998, 80,000 shares of LPC Preferred were converted into an aggregate of 584,800 shares of Common Stock. The remaining LPC Preferred is convertible, until January 10, 2000, into (i) 600,000 shares of the Company's common stock, subject to an upward adjustment in the event that the market price of the Company's common stock is below $5.00 at the time of conversion, based on a defined conversion formula, up to a maximum of 2,400,000 shares, or (ii) 5.88% of the outstanding capital stock of Parker Reorder. The conversion formula related to the conversion into the Company's common stock is defined as the number of shares of common stock equal to the product of 25 (which represents the stated value per share of the LPC Preferred) and the number of shares of LPC Preferred, divided by the average closing sale price for the common stock for the 20 trading days immediately prior to the date written notice of the intention to exercise the conversion option is given, provided, however, that in no case shall the number of shares of common stock into which each share of LPC Preferred may be converted be less than 5 or greater than 20. At any time after January 10, 2000, the Company shall have the option to redeem the LPC Preferred at a redemption price equal to the Stated Value for each such share of LPC Preferred, plus an amount equal to all accrued and unpaid Preferred Dividends and interest thereon, if any. The acquisition has been accounted for as a purchase with the results of LPC and Parker Reorder included in the consolidated financial statements of the Company from the acquisition date. With the consent of the Company, Watermark Investments Limited, LLC ("Watermark"), an affiliate of Robert Berman, Chairman and Chief Executive Officer of the Company has entered into a Stock Purchase Agreement dated March 30, 1999 to purchase the LPC Preferred, no later than April 26, 1999.

            In May 1997, the Company entered into a joint venture ("Apollo Joint Venture") with Apollo Real Estate Advisors II, L.P. ("Apollo") and Watermark to identify, acquire, renovate, refurbish and sell hotel properties. The Company will perform all of the renovation and procurement services for each of the properties purchased by the Apollo Joint Venture. In addition, the Company will receive an equity interest in each of the entities formed to purchase such properties equal to its contribution to the total equity required to acquire, renovate and sell such properties. The Apollo Joint Venture intends to own and operate the properties only for the time necessary to upgrade and market them for resale. As an inducement to enter into the Joint Venture Agreement, the Company issued to Apollo a seven-year warrant to purchase up to 750,000 shares of Common Stock at $8.115 per share (the average closing price of the Common Stock for the 20 trading days prior to issuance). The warrant expires in 2004. The warrant is currently exercisable as to 350,000 shares and becomes exercisable as to the remaining 400,000 shares in increments of 100,000 shares for every $7,500,000 of incremental renovation revenue and purchasing fees earned and to be earned by the Company from the Apollo Joint Venture. In September 1997, the Apollo Joint Venture acquired the Warwick Hotel in Philadelphia, Pennsylvania. As of March 30, 1999, the Company contributed approximately $875,000 to the joint venture operating entity that was formed to purchase the property. There are no additional material capital commitments to be made by the Company with respect to this project. The joint venture operating entity is owned 95% by the general partner, which is owned by Apollo and Watermark, and 5% by the Company as a limited partner. The Company is accounting for this investment on the cost method as all decisions are made by the general partner. In addition, in March 1998 the Apollo Joint Venture acquired the Historic Inn in Richmond, Virginia. As of March 30, 1999, the Company has made capital contributions totaling $275,000 to the joint venture operating entity that was formed in connection with the purchase of the property. There are no additional material capital commitments to be made by the Company with respect to this project. The joint venture operating entity is owned 57% by Apollo, 3% by the Company and 40% by the former sole owner. The Company is accounting for this investment on the cost method. The Company is fully renovating and refurbishing these properties pursuant to contracts with the Apollo Joint Venture operating entity.

            In November 1997, the Company formed a new wholly owned subsidiary, Hospitality Construction Corporation ("HCC"), to specialize in new hotel construction projects and major hotel upgrades with "footprint" moving (redesignation of walls and related remodeling). In addition, HCC was to manage the renovation projects under the Apollo Joint Venture and any other similar ventures. HCC's operations commenced in 1998 and related solely to hotel upgrade and renovation projects, and did not include any new hotel construction projects. Accordingly, in an effort to consolidate operations, the Company transferred the HCC operations to HRB in 1998.

            In December 1997, the Company formed a new wholly owned subsidiary, Hospitality Development Services Corporation ("HDS"). HDS was to provide hotel development services involving managing and overseeing the development process related to new hotel construction, to earn a developers fee. HDS commenced operations in 1998. On January 6, 1998, the Company reached an agreement in principle to enter into a master development agreement with Prime Hospitality Corp. ("Prime") to develop up to 20 hotel properties over a two-year period under the AmeriSuites brand name. In June 1998, the Company and Prime executed the master development agreement. Under the agreement, the Company was responsible for identification of target markets, specific site identification, negotiation, due diligence, entitlement, planning, zoning and other approval requirements, selection of contractors, and design and construction of new hotels, as well as development, construction and purchasing services required for each project. Prime was responsible for project design, management and franchise services once each property was complete. The Company and Prime were to be equally responsible for the financing requirements (up to $30 million each) and were to have a 50% equity interest in the new hotels. In late 1998, the Company was informed by Prime that Prime was no longer going to pursue new development opportunities and that Prime was abandoning their responsibilities under the master development agreement, even though the Company had incurred significant costs up to such time. The Company is pursuing recovery of its costs and lost profits from Prime under a demand for arbitration as provided for in the master development agreement. As a result, in December 1998, management decided to discontinue its hotel development business. The Company anticipates ceasing operations by April 1999, although the resolution date to recover costs and lost profits from Prime is uncertain. The Company has reflected the current year operating results associated with its development business, as well as the estimated loss on disposal, as discontinued operations on the statements of operations.

            In January 1998, the Company acquired Bekins Distribution Services, Inc. ("Bekins"), a provider of transportation, warehousing and installation services to a variety of customers worldwide. Founded in 1969, Bekins is a logistical services company that serves clients who are opening, renovating or relocating facilities by assuring that materials, fixtures, furniture and merchandise are moved from multiple vendor locations to their ultimate destinations in a controlled orderly sequence so that each item can be installed on schedule. The purchase price of Bekins, including acquisition costs, of approximately $11,400,000 consisted of 514,117 shares of Common Stock and the assumption of certain Bekins' debt. Additionally, under the terms of the purchase agreement, the Company was required to issue an additional 639,512 shares of Common Stock in January 1999 as a post closing adjustment to the purchase price based on the price of the Company's common stock on the one year anniversary of the date of acquisition. The acquisition has been accounted for as a purchase with the results of Bekins included in the consolidated financial statements of the Company from the acquisition date.

            In February 1998, the Company formed a new wholly owned subsidiary, HWS Real Estate Advisory Group, Inc. ("HWS REAG") to purchase the assets of Watermark's real estate advisory business, consisting primarily of contracts to perform future asset management and advisory services. Watermark is an international management company that is the general partner of and manages Watertone Holdings LP, a shareholder of the Company. The purchase price for such business was $1,500,000 of cash. The acquisition has been accounted for as a purchase with the results included in the consolidated financial statements of the Company from the acquisition date.

            In March 1998, the Company entered into a joint venture with ING Realty Partners ("ING Joint Venture"), to acquire the Clarion Quality Hotel in Chicago, Illinois. The ING Joint Venture intends to own and operate the property only for the time necessary to renovate and upgrade the hotel and market it for resale. As of March 30, 1999, the Company contributed approximately $2.1 million to the ING Joint Venture. There are no additional material capital commitments to be made by the Company with respect to this project. In addition, the ING Joint Venture obtained financing for $38.65 million to fund the purchase of the hotel as well as the renovation and refurbishment costs. The Company has an approximately 18% interest in the ING Joint Venture. The other partners in the ING Joint Venture are entitled to specified preferred returns and priority distributions of capital. In addition, the joint venture agreement provides ING Realty Partners with the right to have the joint venture sell the property after March 2000, and certain buy/sell provisions which may be exercised by any partner. The Company is accounting for this investment under the equity method. The Company is fully renovating and refurbishing this property pursuant to a contract with the ING Joint Venture.

            On March 30, 1999 the Company, Watermark Investments Limited, LLC ("Watermark"), an affiliate of Robert Berman, Chairman of the Board and Chief Executive Officer of the Company, Leonard Parker, a Director of the Company, Douglas Parker, President of the Company and a Director and certain members of the family of Leonard Parker and Douglas Parker (collectively, the "Parker Family") entered into an agreement (the "Parker Agreement") pursuant to which members of the Parker Family agreed to sell to Watermark all remaining shares of the LPC Preferred held by members of the Parker Family and 1,397,000 shares of Common Stock of the Company, constituting substantially all of the Common Stock held by members of the Parker Family, no later than April 26, 1999. Also under the Parker Agreement and effective upon the closing of the transactions contemplated under the Parker Agreement, Leonard Parker and Douglas Parker have agreed to resign as Directors of the Company, and Douglas Parker will relinquish his position as President of the Company. Leonard Parker and Douglas Parker will remain executive officers of the Company in different capacities. Consummation of the transactions contemplated by the Parker Agreement are subject to, among other things, financing of the purchase of the shares of LPC Preferred and Common Stock.

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

Dependence on Customers

            Most of the Company's customers are in the hospitality industry with few of them accounting for a substantial portion of the Company's annual revenues. During the year ended December 31, 1998, two customers, a major lodging company and a major hotel development company, accounted for 15% and 10%, respectively, of the Company's revenues. During the year ended December 31, 1997, one customer, a high-ranking government official of the United Arab Emirates, accounted for 14% of the Company's revenues. During the year ended December 31, 1996, two customers accounted for 49% and 31% of the Company's revenues. As the Company continues to grow and expand its businesses and diversify its offerings through acquisitions, the Company believes its dependence on significant customers will decrease. There are no assurances that either continued growth or decreased dependence on significant customers will occur.

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

            The Company is a defendant in various litigation incident to its business, and in certain instances the amounts sought include substantial claims and counterclaims. Although the Company cannot predict the outcome with certainty, in management's opinion based on the facts known at this time, the Company anticipates that the resolution of such litigation will not have a material adverse effect on its business, operating results or financial condition.

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

            Prime and the Company entered into a master development agreement in June 1998 which committed Prime and the Company to the joint development of up to 20 AmeriSuites Hotels. Pursuant to the master development agreement, the Company committed its resources to the development of the AmeriSuites Hotel projects. Prior to the completion of development of several approved AmeriSuites projects, Prime, in late 1998, withdrew from the venture. On March 17, 1999 the Company filed an arbitration demand with the New York office of the American Arbitration Association seeking to recover damages incurred by the Company and lost profits due to Prime's withdrawal from the joint development of the AmeriSuites projects. The amount of damages calculated by the Company are $1,702,320 for out-of-pocket costs and overhead plus $34,534,685 in lost profits.


Item 4.     Submission of Matters to a Vote of Security Holders

            NONE

                                     PART II

Item 5.    Market For Registrant's Common Equity and Related Stockholder Matters

            (a) Market Information. The Common Stock has traded on the American Stock Exchange under the symbol "HWS" since September 18, 1997 and prior thereto traded on the NASDAQ SmallCap Market under the symbol "ROOM." The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock.

                                         High                    Low
                                         ----                    ---
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

            (c) Dividends. The Company has not paid or declared any dividends upon its Common Stock since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as, other relevant factors.

Item 6.  Selected Financial Data (a)


                                                                             Years Ended December 31,
                                                                       (in thousands, except share amounts)
                                                          1994          1995           1996         1997            1998
                                                          ----          ----           ----         ----            ----
Revenues                                                    $524        $4,980        $24,367      $85,442      $229,979
Income (loss) from continuing operations                 (1,285)         (380)          1,907        (844)           950
Basic earnings (loss) from continuing operations           (.28)         (.07)            .27        (.13)           .06
per common share
Diluted earnings (loss) from continuing operations           (b)           (b)            .27          (b)           .05
per common share
Total assets                                               4,492        10,031         12,750       84,268       133,374
Long-term debt                                                --            --             --           --         2,965

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

            Gross profit for 1998 was $22,260,891 or 9.7% of revenues, compared to $11,042,100 or 12.9% of revenues for 1997. The growth in gross profit in dollars was a result of the increase in sales volume. The decrease in gross profit as a percent of sales was due primarily to the provision on contract revenues recorded in 1998 related to specific renovation projects which have been substantially completed but have not yet been closed out with the customer.

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

            Income from operations for 1998 totaled $1,146,983 as compared to $184,636 for the previous year. Operating profits increased in the current year due to higher sales coupled with a slower growth rate in expenses. As a result, income from operations increased to 0.5% of revenues in 1998 from 0.2% of revenues in 1997.

            Interest expense increased from $287,633 in 1997 to $756,100 in 1998. The rise in interest expense was the result of increased borrowings under the Company's lines of credit and the addition of Bekins debt to the balance sheet upon its acquisition. Interest income grew in 1998 to $1,314,605 from $774,836 in the prior year due primarily to interest earned on invested funds raised in the public offering of the Company's common stock in September 1997.

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

            Based on factors discussed above, income from continuing operations increased from a $843,649 loss in 1997 to $950,338 of income in 1998. Basic earnings per share from continuing operations increased from a $0.13 loss in 1997 to $0.06 of income in 1998. Diluted earnings per share from continuing operations were $0.05 in 1998.

            The discontinued operations for 1998 relate to the Company's subsidiary, HDS, which was formed to provide hotel development services. Based on the abandonment of the hotel development agreement by Prime in late 1998 and the Company's assessment of the future viability of HDS, the Company, in December 1998, decided to discontinue its hotel development business. The Company anticipates ceasing operations by April, 1999 and has no future material cost obligations related to this business. The Company is pursuing recovery of its costs incurred and lost profits from Prime pursuant to an arbitration demand.

            The income from continuing operations for 1998 was $950,338 compared to a net loss of $843,649 for 1997. As disclosed in Note 15 to the consolidated financial statements, if the Company accounted for its stock-based employee compensation plans using the fair value-based method, rather than the permitted intrinsic value-based method, the loss from continuing operations would have been approximately $423,000 for 1998 and $1,427,000 for 1997.

Results of Operations: 1997 Compared to 1996

            Revenues for the year ended December 31, 1997 were $85,441,712, compared to $24,367,112 for 1996. The increase in revenue resulted primarily from the acquisition of LPC and Parker Reorder in January 1997.

            Gross profit for the year ended December 31, 1997 was $11,042,100, or 12.9% of revenues, compared to $6,077,188, or 24.9% of revenues, for 1996. The decrease in gross profit as a percent of revenues in 1997 was due to the addition of LPC and Parker Reorder, whose purchasing operations operate at a lower gross profit percentage than the Company's renovation business. A significant portion of its purchasing revenues and costs included the resale of furniture and fixtures at little or no markup. The Company's purchasing income is the result of fees charged to its clients based upon the amount of time and effort it expects to spend on projects. Customer deposits and advances to vendors increased during 1997 due to the acquisition of LPC.

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

            Income from operations for the year ended December 31, 1997 was $184,636, compared to $2,858,668, for 1996. Operating profits decreased in 1997 due to an increase in SG&A expenses and a decrease in gross profit percentage. As an inducement to enter into the Apollo Joint Venture, the Company issued to Apollo a warrant to purchase up to 750,000 shares of common stock, of which 250,000 shares were exercisable upon entering into the agreement in May 1997 and the remaining shares become exercisable based on incremental revenue to the Company. The fair value of the warrants for the 250,000 shares were recognized as warrant expense in 1997 in the amount of $1,287,500.

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

            The net loss for the year  ended  December  31,  1997 was  $843,649, compared to net income of $1,842,678, for 1996. As disclosed in Note 15 to the consolidated financial statements, if the Company accounted for its stock-based employee compensation plans using the fair value-based method, rather than the permitted intrinsic value-based method, the net loss would have been approximately $1,427,000 as compared to the reported net loss of approximately $844,000.


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

            Net cash used in operating activities was $17,834,703 for the year ended December 31, 1998, compared to net cash provided of $3,693,798 for 1997. Due to the Company's significant revenue growth and acquisitions, the Company's accounts receivable and advances to vendors increased by $40,156,030. This increase was only partially offset by an increase in accounts payable and customer deposits of $20,518,174. The Company expects to collect the receivables fully in 1999.

            Net cash used in investing activities for 1998 was $2,293,966, compared to net cash used of $21,545,620 for last year. The difference is primarily due to the net sale of marketable securities in 1998 as opposed to the net purchase of marketable securities in 1997 using funds from the proceeds of the public offering in September, 1997. The 1998 sale of marketable securities was offset by the cash purchase of HWS REAG for $1,500,000, an investment in real estate ventures of $4,187,260, an investment in mortgages receivable for $3,637,000 and property and equipment purchases of $3,665,536.

            Net cash provided by financing activities for 1998 was $10,343,396 as compared to net cash provided in 1997 of $29,539,760. The major items for each year were a net borrowing under lines of credit of $10,925,000 in 1998, as opposed to proceeds from the public offering in 1997 of $32,126,630.

            In March 1998, the Company obtained a $7,000,000 unsecured line of credit with Marine Midland Bank of New York. Borrowings under the line of credit bear interest at the bank's prime lending rate. Proceeds from the borrowing are utilized to fund short-term cash requirements. At December 31, 1998, there was $4,975,000 in outstanding borrowings under the line of credit. The line of credit matures in May, 1999.

            In July 1998, the Company obtained a new unsecured line of credit with NationsBank N.A. which provides the Company with a maximum of borrowing of $6,000,000. Borrowings under the line bear interest at the bank's prime lending rate. Proceeds from the borrowing are used to fund short-term cash requirements. At December 31, 1998, there was $5,950,000 in outstanding borrowings under the line of credit. The line of credit matures in May, 1999.

            In January 1998, the Company acquired 100% of the outstanding capital stock of Bekins. The purchase price for Bekins of approximately $11,400,000 consisted of 514,117 shares of Common Stock issued in January 1997, and the assumption of certain Bekins' debt. In addition, under the terms of the acquisition agreement, in January 1999 the Company was required to issue an additional 639,512 shares of common stock given the decrease in the price of the Company's common stock.

            In February 1998, the Company acquired the assets of Watermark's real estate advisory business consisting primarily of asset management and advisory contracts. The purchase price for such business was $1,500,000 of cash.

            Capital expenditures for property and equipment were $3.7 million compared to $2.7 million in 1997, an increase of $1.0 million. Significant capital expenditures were incurred during the past two years in developing the Parker FIRST system. The Company does not anticipate incurring this level of expenditures for the Parker FIRST system in 1999, given that the system became operational in 1998.

            As the Company grows and continues to explore opportunities for strategic alliances and acquisitions, investment in additional support systems, including infrastructure and personnel, will be required. The Company expects to increase its costs and expenses in 1998 as it continues to invest in the development of its businesses. Although these increases may result in a short-term reduction in operating margin as a percentage of revenues, the Company anticipates that its investments will have a positive impact on its revenues on a long-term basis. The Company anticipates making substantial expenditures as it continues to explore expansion though strategic alliances and acquisitions. The Apollo Joint Venture has acquired the Warwick Hotel in Philadelphia, Pennsylvania, and the Historic Hotel in Richmond, Virginia. The Company does not anticipate having to make additional capital commitments related to these Apollo Joint Venture acquisitions. The ING Joint Venture has acquired the Clarion Hotel in Chicago, Illinois and the Company anticipates that its capital commitments will not be significant going forward.

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

            The Company has developed, and is implementing a plan, the goal of which is to assure that the Company will achieve Year 2000 readiness in time to avoid significant Year 2000 failures. The Company is proceeding with its assessment of the Year 2000 readiness issues for its computer systems, business processes, facilities and equipment to assure their continued functionality. The Company is continuing its assessment of the readiness of external entities, including subcontractors, suppliers, vendors, and customers that interface with the Company. To that end, the Company has taken the following actions:

   o Computer Systems. The Company periodically upgrades its computer systems as its needs require. The Company began the process of replacing or upgrading the software for its internal computer systems in 1998, and expects to complete this process, including the replacement of its financial and project management systems by the third quarter of 1999. Vendors of the new internal computer systems certified them to be Year 2000 compliant. The Company's computer hardware is limited to stand-alone and networked desk-top systems. The Company has assessed the Year 2000 readiness of its computer hardware and potential risks to operations, and intends to replace those systems that may pose a risk to operations in 1999. Parker FIRST, the Company's new proprietary software product, has been developed and maintained by Parker Reorder. Parker FIRST software was designed to account for the Year 2000 and beyond. This software product was in use by hotel companies beginning in 1998.

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

            The costs incurred for replacing or upgrading the Company's computer systems are being funded with cash flows from operations and available financing. The costs incurred principally relate to new systems being implemented to improve business functionality rather than solely to address Year 2000 issues. These costs associated with the computer systems replacements and implementation are anticipated to be approximately $3.0 million.

            The Company believes that its internal computer systems, facilities, and equipment will be Year 2000 compliant. However there is no assurance that all of the planned upgrades will be completed in time or function as intended. As the Company has no contingency plan other than to deal as expeditiously as possible with situations if and when they arise, the Company may experience significant disruptions, the costs of which the Company is unable to estimate at this time. The Company also believes that disruptions in some of its vendors' or subcontractors' operations will not significantly affect its projects because the Company has relationships with other vendors and subcontractors with similar expertise. The Company cannot assume, however, that an adequate supply of vendors or subcontractors will be available.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

            The Company does not have a material exposure to risks associated with foreign currency fluctuations related to its operations. The Company does not use derivative financial instruments in its operations. The Company does not have a material exposure to market risks associated with changes in interest rates given (a) the relative stability of interest rates currently, (b) the types of debt securities the Company invests in and (c) the Company's lack of significant balances of variable interest rate debt. The Company does not believe that it has any other material exposure to market risks associated with interest rates.

Item 8.  Financial Statements

            See Index to Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            On November 19, 1997, the Company dismissed BDO Seidman, LLP ("BDO") as its independent accountants. The Company's Board of Directors approved such dismissal. BDO accountant's report on the financial statements of the Company for the prior two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no other reportable events or disagreements with BDO to report in response to Item 304 of Regulation S-K.

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

(b)         Exhibits

    Exhibit Number                        Exhibits
           3.1 Certificate of Incorporation, as amended, of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1998).
           3.2 Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the quarter ended June 30, 1998).
           4.1 Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2, No. 33-7094-NY).
           4.2 Rights Agreement dated as of November 24, 1997, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (the "Rights Agreement") (Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on December 2, 1997).
           4.3 Amendment to Rights Agreement dated January 7, 1998 (Incorporated by reference to Exhibit 4.3 of the Company's Form 10-K for the year ended December 31, 1997).
          10.1 Asset Purchase Agreement dated as of April 1, 1995, by and among AGF Interior Services Co., Watermark Investments Limited (Bahamas), Watermark Investments Limited (Delaware), HRB, the Company and Tova Schwartz (Incorporated by reference to the Company's Current Report on Form 8-K dated August 22, 1995).
          10.2 Divestiture, Settlement and Reorganization Agreement dated as of February 26, 1996, by and among the Company, HRB, Watermark Investments Limited (Bahamas), Watermark Investments Limited (Delaware), AGF Interior Services Co., Tova Schwartz, Alan G. Friedberg and Guillermo Montero (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB for the year ended December 31, 1995).
          10.3 Memorandum Agreement dated April 12, 1996, by and between the Company and Watermark (Incorporated by reference to
                    Exhibit 10.3 of the Company's Form 10-KSB for the year ended December 31, 1995).
          10.4 Bill of Sale and Assumption Agreement dated February 26, 1996, by and between the Company and Tova Schwartz (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB for the year ended December 31, 1995).
          10.5 Consulting Agreement dated February 28, 1996, by and between to Company and Resource Holdings Associates (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-KSB for the year ended December 31, 1995).
          10.6 Employment Agreement, dated January 1, 1998, by and between the Company and Robert A. Berman (Incorporated by reference to Exhibit 10.6 to the Amendment No. 1 to the Company's Form 10-K, filed on April 29, 1998, for the year ended December 31, 1997).
          10.7 Employment Agreement, dated January 1, 1998, by and between the Company and Howard G. Anders (Incorporated by reference to Exhibit 10.7 to the Company's Form 10-K filed on April 29, 1998, for the year ended December 31, 1997).
          10.8 1996 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8 filed on February 12, 1997, File No. 333-21689).
          10.9 Form of Option Agreement for the 1996 Plan (Incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-8 filed on February 12, 1997, File No. 333-21689).

         10.10      Form of Stock  Agreement  for the  Outside  Directors'  Plan
                    (Incorporated  by reference to Exhibit 4(c) to the Company's
                    Registration  Statement  on Form S-8 filed on  February  12,
                    1997, File No. 333-21689).
         10.11      Form  of  Option  Granted  to  Officers   (Incorporated   by
                    reference  to  Exhibit  4(d) to the  Company's  Registration
                    Statement on Form S-8 filed on February  12, 1997,  File No.
                    333-21689).
         10.12      Agreement and plan of Merger dated as of January 9, 1997, by and among Leonard Parker Company, LPC Acquisition Corp., and the Company (incorporated by reference to Exhibit 2.1 of the
                    Company's  Current  Report  on Form 8-K  filed  January  24,
                    1997).
         10.13      Employment  Agreement,  dated as of January 9, 1997,  by and among The Leonard  Parker  Company,  the Company and Leonard
                    Parker  (Incorporated  by reference to Exhibit  10.13 to the
                    Company's Registration Statement on Form SB-2 filed July 22,
                    1997, No. 333-31765).
         10.14      Employment Agreement,  dated January 1, 1998, by and between the Company and Douglas Parker (Incorporated by reference to
                    Exhibit 10.14 to the  Amendment No. 1 to the Company's  Form
                    10-K,  filed on April 29, 1998,  for the year ended December
                    31, 1997).
         10.15      Registration  Rights Agreement,  date as of January 9, 1997, by and among the Company,  Leonard  Parker,  Douglas Parker,
                    Bradley  Parker,  Philip  Parker,  Gregg Parker and Mitchell
                    Parker  (Incorporated  by reference to Exhibit  10.18 to the
                    Company's Registration Statement on Form SB-2 filed July 22,
                    1997, No. 333-31765).
         10.16      Agreement to Joint Venture, dated as of May 12, 1997, by and among Apollo Real Estate  Advisors II, L.P.,  the Registrant and Watermark  Investments  Limited,  LLC.  (Incorporated by
                    reference  to Exhibit  10.19 to the  Company's  Registration
                    Statement on Form SB-2 filed July 22, 1997, No. 333-31765).
         10.17      Warrant  dated May 12,  1997  issued to Apollo  Real  Estate
                    Advisors  II, L.P.  (Incorporated  by  reference  to Exhibit
                    10.20 to the Company's  Registration  Statement on Form SB-2
                    filed July 22, 1997, No. 333-31765).
         10.18      Agreement  and Plan of Merger,  dated as of January 1, 1998, by and among the Company,  HWS Acquisition Corp., a Delaware corporation,  Bekins Distribution Services Co., Inc. and the
                    Sellers named therein  (Incorporated by reference to Exhibit
                    2.1 the Company's  Current  Report on Form 8-K dated January
                    9, 1998).
         10.19      Registration  Rights  Agreement dated as of January 1, 1998, by and among the Company and the Shareholders  named therein
                    (Incorporated  by reference to Exhibit 10.1 to the Company's
                    Amended Current Report on 8-K, dated September 16, 1998).
         10.20      Financial  Advisory  Agreement  dated April 10, 1997, by and
                    between  the  Company  and  Resource   Holdings   Associates
                    (Incorporated  by  reference to the  Company's  Registration
                    Statement on Form SB-2, No. 333-31765).
         10.21      Master  Development  Agreement,  dated June 5, 1998,  by and
                    between   the   Company   and   Prime    Hospitality   Corp.
                    (Incorporated  by reference  to Exhibit 10 to the  Company's
                    Form 10-Q for the quarter ended June 30, 1998).
         10.22      Stock Purchase Agreement, dated as of March 30, 1999, by and among  the  Company,  Watermark  Investments  Limited,  LLC,
                    Leonard  Parker,  Douglas  Parker,  Philip Parker,  Mitchell
                    Parker, Gregg Parker and Bradley Parker.
            11      Computation  of earnings per share  (Incorporated  herein by reference to Note 16 to the Company's Consolidated Financial
                    Statements).
            21      Subsidiaries  of the Company  (Incorporated  by reference to
                    Exhibit  21 to the  Company's  Form 10-K for the year  ended
                    December 31, 1998).
           *23      Consent of Arthur Andersen LLP
           *27      Financial Data Schedule

------------------
*Filed herewith.

(c)         Reports on Form 8-K

Form 8-K dated January 9, 1998, filed with the Commission on January 23, 1998, as amended on March 24, 1998, April 16, 1998 and September 16, 1998, reporting
Item 2, Acquisition or Disposition of Assets.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HOSPITALITY WORLDWIDE SERVICES, INC.



Dated: April 15, 1999              By:  /s/ Robert A. Berman
                                        --------------------------------------
                                        Robert A. Berman, Chairman of the
                                        Board, Chief Executive Officer,
                                        (principal executive officer)
                                        and Director

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           Signature                           Title                  Date

/s/ Robert A. Berman           Chairman of the Board, Chief       April 15, 1999
------------------------       Executive Officer (principal
Robert A. Berman               executive officer) and Director

/s/ Leonard F. Parker          Chairman Emeritus of the Board     April 15, 1999
------------------------       and Director
Leonard F. Parker

/s/ Douglas A. Parker          President and Director             April 15, 1999
------------------------
Douglas A. Parker

/s/ Howard G. Anders           Executive Vice President,          April 15, 1999
------------------------       Chief Financial Officer,
Howard G. Anders               (principal financial officer,
                               principal accounting officer)
                               and Secretary

/s/ Scott A. Kaniewski         Director                           April 15, 1999
------------------------
Scott A. Kaniewski

/s/ Louis K. Adler             Director                           April 15, 1999
------------------------
Louis K. Adler

/s/ George C. Asch             Director                           April 15, 1999
------------------------
George C. Asch

/s/ Richard A. Bartlett        Director                           April 15, 1999
------------------------
Richard A. Bartlett

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


/s/ BDO Seidman, LLP

New York, New York
March 21, 1997

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                         December 31,
                                                                                  1998                 1997
                                                                                  ----                 ----

Cash and cash equivalents                                                       $2,178,856          $11,964,129
Marketable securities                                                            8,500,000           18,915,686
Accounts receivable, net (Note 5)                                               56,846,432           21,932,667
Costs and estimated earnings in excess of billings (Note 5 and 6)                5,566,942            3,420,829
Note receivable                                                                         --              342,144
Advances to vendors                                                             12,759,446            4,255,181
Deferred taxes (Note 10)                                                         3,834,079               64,881
Prepaids and other current assets                                                4,737,140            1,037,480
                                                                                ----------          ------------
        Total current assets                                                    94,422,895           61,932,997
Property and equipment, net (Note 7)                                             8,715,682            3,547,712
Goodwill and other intangibles, net (Note 3)                                    24,746,934           17,078,180
Deferred taxes (Note 10)                                                           701,099              674,207
Other assets                                                                     4,787,440            1,034,595
                                                                              ------------          -----------
        Total assets                                                          $133,374,050          $84,267,691
                                                                              ------------          -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable (Note 5)                                                     $ 32,075,326          $16,374,426
Accrued and other liabilities                                                    6,558,959            2,540,222
Billings in excess of costs and estimated earnings (Note 6)                      1,758,158              295,967
Customer deposits                                                               19,863,845           13,323,571
Current portion of long-term debt (Note 9)                                         621,000                   --
Loans payable  (Note 8)                                                         10,925,000                   --
Income taxes payable (Note 10)                                                     176,045                7,669
                                                                              ------------          -----------
        Total current liabilities                                               71,978,333           32,541,855

Long-term debt (Note 9)                                                          2,964,862                   --
                                                                              ------------          -----------
        Total liabilities                                                       74,943,195           32,541,855

Commitments and contingencies (Note 12)

Stockholders' equity  (Note 14)
Convertible preferred stock, $.01 par value, $25 stated value,                   3,000,000            5,000,000
   5,000,000 shares authorized,120,000 and 200,000 shares
   issued and outstanding, $3,000,000 and $5,000,000
   liquidation preference
Common stock, $.01 par value, 50,000,000 shares authorized,                        127,102              113,456
   12,710,156 and 11,345,572 issued
Additional paid-in capital                                                      56,447,760           47,519,725
Retained earnings (deficit)                                                     (1,144,007)            (907,345)
                                                                              ------------          -----------
        Total stockholders' equity                                              58,430,855           51,725,836
                                                                              ------------          -----------
        Total liabilities and stockholders' equity                            $133,374,050          $84,267,691
                                                                              ------------          -----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     Year Ended December 31,
                                                                        1998                    1997                  1996
                                                                        ----                    ----                  ----
Revenues                                                            $     229,979,210           $85,441,712           $24,367,112
                                                                  -------------------- --------------------- ---------------------
Cost of revenues:
      Cost of revenues                                                    198,855,319            74,399,612            18,289,924
      Provision on contract revenues                                        8,863,000                    --                    --
                                                                  -------------------- --------------------- ---------------------
      Total cost of revenues                                              207,718,319            74,399,612            18,289,924
                                                                  -------------------- --------------------- ---------------------
             Gross profit                                                  22,260,891            11,042,100             6,077,188
Selling, general and administrative expenses                               21,113,908            10,857,464             3,218,520
                                                                  -------------------- --------------------- ---------------------
             Income from operations                                         1,146,983               184,636             2,858,668
                                                                  -------------------- --------------------- ---------------------
Other income (expense):
      Interest expense                                                      (756,100)             (287,633)               (26,101)
      Interest income                                                      1,314,605               774,836                  1,141
      Warrant expense                                                              --           (1,287,500)                    --
                                                                  -------------------- --------------------- ---------------------
      Total other income (expense)                                            558,505             (800,297)              (24,960)
                                                                  -------------------- --------------------- ---------------------
      Income (loss) from continuing operations before                       1,705,488             (615,661)             2,833,708
      income taxes
Provision for income taxes                                                    755,150               227,988               926,325
                                                                  -------------------- --------------------- ---------------------
             Income (loss) from continuing operations                         950,338             (843,649)             1,907,383
                                                                  -------------------- --------------------- ---------------------
Discontinued operations (Note 4):
      Loss from discontinued operations (less applicable income
      tax benefit of $536,900 in 1998)                                       (826,100)                  --                (64,705)
      Loss on disposal of discontinued operations, including
      provision of $104,000 for operating losses during phase-
      out period (less applicable income tax benefit of $59,100)              (90,900)                  --                    --
                                                                  -------------------- --------------------- ---------------------
        Loss from discontinued operations                                    (917,000)                  --               (64,705)
                                                                  -------------------- --------------------- ---------------------
             Net income (loss)                                      $          33,338          $  (843,649)         $  1,842,678
                                                                  -------------------- --------------------- ---------------------
Basic earnings (loss) per common share:
         Income (loss) from continuing operations                   $            0.06          $     (0.13)         $       0.27
                                                                  -------------------- --------------------- ---------------------
         Discontinued operations:
             Loss from discontinued operations                                  (0.07)                  --                 (0.01)
             Loss on disposal                                                   (0.01)                  --                    --
                                                                  -------------------- --------------------- ---------------------
                                                                                (0.08)                  --                 (0.01)
                                                                  -------------------- --------------------- ---------------------
             Net income (loss)                                      $           (0.02)        $      (0.13)         $       0.26
                                                                  -------------------- --------------------- ---------------------
Diluted earnings (loss) per common share:
         Income (loss) from continuing operations                   $            0.05                   (a)         $       0.27
                                                                  -------------------- --------------------- ---------------------
         Discontinued operations:
             Loss from discontinued operations                                    (a)                    --               (0.01)
             Loss on disposal                                                     (a)                    --                  --
                                                                  -------------------- --------------------- ---------------------
                                                                                  (a)                    --               (0.01)
                                                                  -------------------- --------------------- ---------------------
             Net income (loss)                                                    (a)                   (a)         $      0.26
                                                                  -------------------- --------------------- ---------------------

Weighted average common shares outstanding                                 12,092,437            8,885,570            6,983,333
                                                                  -------------------- --------------------- ---------------------
Weighted average common and common equivalent shares
outstanding                                                                13,227,021            9,876,802            7,131,915
                                                                  -------------------- --------------------- ---------------------

(a)    Antidilutive

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                     Preferred Stock                 Common Stock
                               Number of          Stated       Number of      Par Value
                                  of               Value        Shares
                                 Shares
----------------------------- ------------ -------------- ---------------- -------------
BALANCE,                               --             --        7,125,655       $71,257
January 1, 1996
Purchase of treasury stock             --             --      (1,000,000)            --
Sale of treasury stock                 --             --          500,000            --
Stock issued in settlement             --             --           75,000           750
of service agreements
Stock options issued for               --             --               --            --
services
Exercise of stock options              --             --           25,000           250
and warrants
Net income                             --             --               --            --
----------------------------- ------------ -------------- ---------------- -------------
BALANCE,                               --             --        6,725,655        72,257
 December 31, 1996
Purchase of treasury stock             --             --        (500,000)            --
Exercise of stock options              --             --          419,917         4,199
and warrants
Issuance of shares in             200,000      5,000,000        1,250,000        12,500
connection with acquisition
Stock issued in connection             --             --        3,450,000        24,500
with offering, net of
expenses
Income tax benefit from                --             --               --            --
warrants exercised
Warrants issued for services           --             --               --            --
Net loss                               --             --               --            --
Preferred dividends                    --             --               --            --
----------------------------- ------------ -------------- ---------------- -------------
BALANCE,                          200,000     $5,000,000       11,345,572      $113,456
 December 31, 1997
Exercise of stock options              --              --         265,667         2,657
and  warrants
Issuance of shares in                  --              --         514,117         5,141
connection with acquisition
Conversion of preferred          (80,000)    (2,000,000)          584,800         5,848
stock
Net income                             --             --               --            --
Preferred dividends                    --             --               --            --
----------------------------- ------------ -------------- ---------------- -------------
BALANCE                           120,000     $3,000,000       12,710,156      $127,102
December 31, 1998
----------------------------- ------------ -------------- ---------------- -------------

                                 Treasury         Additional Paid     Retained            Total
                                  Stock            in Capital         Earnings        Stockholders'
                                                                      (Deficit)           Equity
----------------------------- --------------- ----------------- ----------------- ------------------
BALANCE,                           $--              $7,865,285      ($1,606,374)         $6,330,168
January 1, 1996
Purchase of treasury stock       (1,152,500)                --                --        (1,152,500)
Sale of treasury stock               437,500            62,500                --            500,000
Stock issued in settlement                --           149,250                --            150,000
of service agreements
Stock options issued for                  --            44,000                --             44,000
services
Exercise of stock options                 --            64,375                --             64,625
and warrants
Net income                                --                --         1,842,678          1,842,678
----------------------------- --------------- ----------------- ----------------- ------------------
BALANCE,                           (715,000)         8,185,410           236,304          7,778,971
 December 31, 1996
Purchase of treasury stock       (2,210,000)                --                --        (2,210,000)
Exercise of stock options                 --         1,018,931                --          1,023,130
and warrants
Issuance of shares in                     --         6,940,000                --         11,952,500
connection with acquisition
Stock issued in connection         2,925,000        27,379,246                --         30,328,746
with offering, net of
expenses
Income tax benefit from                   --           360,349                --            360,349
warrants exercised
Warrants issued for services              --         3,635,789                --          3,635,789
Net loss                                  --                --         (843,649)          (843,649)
Preferred dividends                       --                --         (300,000)          (300,000)
----------------------------- --------------- ----------------- ----------------- ------------------
BALANCE,                                  --       $47,519,725       $ (907,345)        $51,725,836
 December 31, 1997
Exercise of stock options                 --           768,024                --            770,681
and  warrants
Issuance of shares in                     --         6,165,859                --          6,171,000
connection with acquisition
Conversion of preferred                   --         1,994,152                --                 --
stock
Net income                                --                --            33,338             33,338
Preferred dividends                       --                --         (270,000)          (270,000)
----------------------------- --------------- ----------------- ----------------- ------------------
BALANCE                                   --       $56,447,760      $(1,144,007)        $58,430,855
December 31, 1998
----------------------------- --------------- ----------------- ----------------- ------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year Ended December 31,
                                                                                      1998               1997            1996
                                                                                      ----               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                      $33,338        $(843,649)     $ 1,842,678
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization                                                        2,295,949        1,114,001          404,114
Stock based compensation charge                                                        213,555        1,593,420           44,000
Deferred income tax benefit                                                        (3,796,090)        (668,422)         (65,280)
(Increase) decrease in current assets:
Accounts receivable, net                                                          (31,651,765)     (12,299,779)      (1,548,005)
Current assets of discontinued operations                                                   --               --          145,317
Costs in excess of billings                                                        (2,146,113)      (1,243,922)      (2,047,173)
Advances to vendors                                                                (8,504,265)      (4,255,181)               --
Prepaid and other current assets                                                       138,268           36,528        (290,632)
Other assets                                                                           519,942        (487,100)         (81,014)
Increase (decrease) in current liabilities:
Accounts payable                                                                    13,977,900       10,579,593          134,481
Accrued and other liabilities                                                        2,909,737          316,802          862,204
Billings in excess of costs                                                          1,316,191           95,165        (419,772)
Customer deposits                                                                    6,540,274       10,046,533               --
Accrued loss on disposal of discontinued operations                                    150,000               --        (398,806)
Income taxes payable                                                                   168,376        (290,191)          297,860
                                                                                --------------- ---------------- ----------------
      Net cash provided by (used in) operating activities                         (17,834,703)        3,693,798      (1,120,028)
                                                                                --------------- ---------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                                  (8,500,000)     (18,915,686)               --
Sale of marketable securities                                                       18,915,686               --          715,000
Purchase price of acquisition                                                      (1,500,000)               --               --
Cash acquired upon acquisition, net of acquisition costs                              (62,000)          479,061               --
Notes receivable repayment                                                             342,144               --               --
Investment in real estate ventures                                                 (4,187,260)        (414,473)               --
Purchase of property and equipment                                                 (3,665,536)      (2,694,522)         (65,682)
Investment in mortgages receivable                                                 (3,637,000)               --               --
                                                                                --------------- ---------------- ----------------
      Net cash provided by (used in) investing activities                          (2,293,966)     (21,545,620)          649,318
                                                                                --------------- ---------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on loan payable                                            26,625,000        3,180,000        1,400,000
Repayment of loan payable                                                         (15,700,000)      (4,580,000)        (455,926)
Repayment of long term debt                                                        (1,352,285)               --               --
Purchase of treasury stock                                                                  --      (2,210,000)      (1,152,500)
Proceeds from sale of treasury stock                                                        --               --          500,000
Proceeds from stock offering                                                                --       32,126,630               --
Proceeds from exercise of stock options and warrants                                   770,681        1,023,130           64,625
                                                                                --------------- ---------------- ----------------
      Net cash provided by financing activities                                     10,343,396       29,539,760          356,199
                                                                                --------------- ---------------- ----------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (9,785,273)       11,687,938        (114,511)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      11,964,129          276,191          390,702
                                                                                --------------- ---------------- ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 2,178,856      $11,964,129     $    276,191
                                                                                --------------- ---------------- ----------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Year Ended December 31,
                                                                              1998                 1997                       1996
                                                                              ----                 ----                       ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest                                                                   $  794,724            $ 178,113             $    26,101
Income taxes                                                                3,826,546              785,127                 696,324
NON-CASH INVESTING & FINANCING
ACTIVITIES:
Net assets acquired (including goodwill)                                    6,233,000           11,166,229                      --
Stock issued for assets acquired                                            6,171,000           11,952,500                      --
Issuance of stock for repayment of debt                                            --                   --                 150,000
Preferred stock dividends not paid in lieu of purchase
price reduction for LPC                                                            --              300,000                      --
acquisition
Warrants granted and exercisable by Apollo                                         --            1,837,527                      --
Warrants granted to underwriters for stock offering                                --            1,798,262                      --
Preferred stock dividends accrued                                             270,000                   --                      --


The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Organization and Business

            Hospitality Worldwide Services, Inc., formerly known as Light Savers U.S.A., Inc. (the "Company"), was incorporated in the State of New York on October 10, 1991. Through its wholly owned operating subsidiaries, the Company provides interior and exterior hotel cosmetic renovations and maintenance, acts as a purchasing agent and principal for leading hotel and hospitality customers, provides logistical services to a wide variety of customers and provides real estate advisory services to the hospitality industry throughout the United States, with limited operations abroad.

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

            Marketable Securities

            Marketable debt and equity securities consisted of certificates of deposit maturing in six months or less as of December 31, 1998 and commercial paper and treasury notes maturing in six months or less as of December 31, 1997. Marketable securities are classified as available-for-sale or as held-to-maturity, based on the Company's intended holding period. Available-for-sale securities are reported at fair value based on quoted market prices, with unrealized gains or losses, if any, reported as other comprehensive income. Held-to-maturity investments are reported at amortized cost. The cost basis of securities is determined on a specific identification basis in calculating gains and losses.

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

            Stock-Based Compensation

            The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Expenses related to stock options and warrants issued to non-employees are accounted for using the fair value based method of the security at the date of grant based on option-pricing models.

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

3.          Acquisitions

            In January 1997, the Company completed the acquisition of Leonard Parker Company ("LPC") and Parker Reorder Online ("Parker Reorder"). LPC, a leading purchasing company for the hospitality industry, acts as an agent or principal for the purchase of goods and services for its customers which include major hotel and management companies worldwide. Parker Reorder has developed and is marketing a new proprietary software product, Parker FIRST, which allows clients to reorder operating supplies and equipment ("OS&E") and other products on-line and provides such clients with access to forecasting and product evaluation capabilities. The purchase price of LPC and Parker Reorder, including acquisition costs and after final adjustments, was approximately $12,140,000 which consisted primarily of 1,250,000 newly issued shares of Common Stock and $5 million stated value of 200,000 newly issued shares of 6% convertible preferred stock of the Company. The acquisition resulted in goodwill and other intangible assets of approximately $11,400,000, which are being amortized on a straight-line basis over their estimated useful life of 30 years. The acquisition was accounted for as a purchase with the results of LPC and Parker Reorder included in the consolidated financial statements of the Company from the acquisition date.

            In January 1998, the Company acquired Bekins Distribution Services, Inc. ("Bekins"), a leading provider of transportation, warehousing and installation services to a variety of customers worldwide. Founded in 1969, Bekins is a logistical services company that serves clients who are opening, renovating or relocating facilities by assuring that materials, fixtures, furniture and merchandise are moved from multiple vendor locations to their ultimate destinations in a controlled orderly sequence so that each item can be installed on schedule. The purchase price of Bekins, including acquisition costs, of approximately $11,400,000 consisted of 514,117 shares of Common Stock and the assumption of certain Bekins' debt. Additionally, under the terms of the purchase agreement, the Company was required to issue an additional 639,512 shares of Common Stock in January 1999 given the decrease in the price of the Company's common stock on the one year anniversary date of the acquisition. The acquisition resulted in goodwill of approximately $7,400,000 which is being amortized on a straight-line basis over its estimated useful life of 30 years. The acquisition has been accounted for as a purchase with the results of Bekins included in the consolidated financial statements of the Company from the acquisition date.

            In February 1998, the Company, through HWS REAG, purchased the assets of Watermark Investments Limited's ("Watermark") real estate advisory business, consisting primarily of contracts to perform future asset management and advisory services. Watermark is an international management company that is the general partner of and manages Watertone Holdings LP, a shareholder of the Company. The purchase price was $1,500,000 of cash. The acquisition resulted in goodwill of approximately $1,500,000 which is being amortized on a straight-line basis over its estimated useful life of 15 years. The acquisition has been accounted for as a purchase with the results of HWS REAG included in the consolidated financial statements of the Company from the acquisition date.

            The following pro forma consolidated financial information has been prepared to reflect the acquisition of LPC, Parker Reorder and Bekins. The pro forma financial information is based on the historical financial statements of the Company, LPC, Parker Reorder and Bekins and should be read in conjunction with the accompanying footnotes. The accompanying pro forma operating statements are presented as if the acquisitions occurred on January 1, 1996. The pro forma financial information is unaudited and is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as of January 1, 1996, and neither is it necessarily indicative of the results of operations for future periods.


Year Ended December 31                                               1997              1996
-------------------------------------------------------------------------------------------------
(unaudited)
Revenues                                                           $105,357,000      $100,851,000
Income (loss) from continuing operations                              (675,000)         1,718,000
Basic income (loss) per share from continuing operations                 (0.10)              0.16
Diluted income (loss) per share from continuing operations                  (a)              0.14
--------------------------------------------------------------------------------------------------

(a)  antidilutive

            The above unaudited pro forma statements have been adjusted to reflect the amortization of goodwill and other intangible assets as generated by the acquisitions over a 30 year period, dividends of 6% on preferred shares in the LPC and Parker Reorder transaction, officers compensation based on employment agreements entered into at the date of acquisition, additional income taxes on pro forma income and given Bekin's organizational structure and the 1,764,117 common shares and $5,000,000 preferred shares issued as consideration in the transactions through December 31, 1998.

4.          Discontinued Operations

            In 1998, the Company commenced operations associated with its wholly owned subsidiary, Hospitality Development Services Corporation ("HDS"). HDS was to provide hotel development services involving managing and overseeing the development process related to new hotel construction. In January 1998, the Company reached an agreement in principle to enter into a master development agreement with Prime Hospitality Corp. ("Prime") to develop up to 20 new hotel properties over a two-year period. The agreement was executed in June 1998. In late 1998, the Company was informed by Prime that Prime was no longer going to pursue new development opportunities, including those under the master development agreement with the Company.

            In December 1998, the Company decided to discontinue its hotel development business, especially in light of Prime's decision. The Company anticipates ceasing operations by April 1999, although the resolution date as to the recovery from Prime of costs incurred by the Company and lost profits under their master development agreement is uncertain. The Company has reflected the current year operating results associated with its development business, as well as the estimated loss on disposal, as discontinued operations on the statement of operations.

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


5.          Accounts Receivable and Accounts Payable

            Accounts receivables include retainages of $3,756,317 at December 31, 1998 and $636,577 at December 31, 1997, on contracts which are collectible upon the acceptance by the owner. All amounts at December 31, 1997 were collected in 1998 and amounts at December 31, 1998 are anticipated to be collected in their entirety in 1999. As of December 31, 1998, accounts receivable and costs and estimated earnings in excess of billings are shown net of the 1998 provision on contract revenues of $6,500,000 and $2,363,000, respectively.

            Accounts receivables and costs and estimated earnings in excess of billings include unapproved change orders and estimated net claims, which involve negotiations with the customer and in some cases may result in litigation. The Company believes that it has established contractual or legal bases for pursuing recovery of unapproved change orders and claims and it is management's intention to pursue these matters and litigate, if necessary, until a decision or settlement is reached. Unapproved change orders and claims involve the use of estimates and it is reasonably possible that revisions to the estimated recoverable amounts could be made within the next year. The settlement of these amounts depends on individual circumstances and negotiations with the counter party, accordingly, the timing of the collection will vary and may extend beyond one year. The amounts recorded at December 31, 1998 were approximately $12,200,000.

            The Company withholds a portion of payments due subcontractors as retainages, which amounted to $1,348,124 at December 31, 1998 and $212,278 at December 31, 1997. The subcontractor balances are generally paid when the Company collects its retainages receivable.

6.          Costs and Estimated Earnings on Uncompleted Contracts

            Costs and estimated earnings in excess of billings on uncompleted contracts represent unbilled receivables. Billings on uncompleted contracts in excess of costs and estimated earnings represent deferred revenue, and consist of:


                                                                                               December 31,
                                                                                    1998                            1997
------------------------------------------------------------------------------------------------------ ---------------------
Costs incurred on uncompleted contracts                                          $62,823,883                   $15,629,620
Estimated earnings                                                                18,494,385                     7,333,524
Billings to date                                                                 (77,509,484)                  (19,838,282)
---------------------------------------------------------------------------------------------- -----------------------------
Costs and estimated earnings on uncompleted contracts in excess
of billings                                                                       $3,808,784                    $3,124,862
------------------------------------------------------------------------------------------------ ---------------------------
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings                                $5,566,942                    $3,420,829
Billings in excess of costs and estimated earnings                                (1,758,158)                     (295,967)
--------------------------------------------------------------------------------------------- -----------------------------
                                                                                  $3,808,784                    $3,124,862
--------------------------------------------------------------------------------------------- -----------------------------

7.      Property and Equipment

        Property and equipment consist of the following:

                                                                        December 31,
                                                             1998                             1997
---------------------------------------------------------------------------------------------------
Building                                                $  2,263,874              $             --
Furniture and fixtures                                     1,056,746                       347,769
Office equipment                                           2,295,139                     1,068,352
Leasehold improvements                                       609,064                       245,297
Software                                                   3,911,256                     2,224,167
---------------------------------------------------------------------------------------------------
                                                          10,136,079                     3,885,585
Less: Accumulated depreciation and amortization          (1,420,397)                     (337,873)
---------------------------------------------------------------------------------------------------
                                                        $  8,715,682                  $  3,547,712
---------------------------------------------------------------------------------------------------

8.      Loans Payable

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

        In March 1998, the Company obtained an unsecured line of credit with Marine Midland Bank. The line provides for borrowings of up to $7,000,000 with interest at the bank's prime lending rate. At December 31, 1998, there were $4,975,000 in outstanding borrowings under the line. The line of credit matures on May 31, 1999.

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

    9.      Long-Term Debt

        Long-term debt consists of the following:

                                                                                               December 31,
                                                                                     1998                      1997
-----------------------------------------------------------------------------------------------------------------------
Term loan with NationsBank held by Bekins. Payable in quarterly                   $1,854,000                      --
installments of $117,000 with the final balance due on April 1, 2001.Interest is at the bank's prime lending rate (7.75% at December 31, 1998).

Mortgage note payable with NationsBank held by Bekins related to the               1,633,000                      --
building owned. Payable in quarterly installments of $31,000 with the final balance due on April 1, 2001. Interest is at the bank's prime lending rate
(7.75% at December 31, 1998).

Capital lease  obligations  held by Bekins covering various office furniture          43,000                      --
and equipment  bearing  interest  at fixed  rates of 6.75% to 10.50% with varying payments through December 2001.

Notes payable held by LPC covering computer and office equipment bearing              55,862                      --
interest at fixed rates of 9% to 23%, with payments through September 2001
                                                                                ---------------------------------------
                                                                                   3,585,862                      --
Less current maturities                                                              621,000                      --
                                                                                ---------------------------------------
                                                                                  $2,964,862                      --
                                                                                ---------------------------------------

The term loan and mortgage note payable contain restrictive covenants that require, among other things, Bekins to maintain certain ratios of operating cash flow to fixed charges and total funded debt to operating cash flows, as well as minimum operating cash flows. At December 31, 1998, Bekins was in violation of one of the covenants and received a waiver of such violation from the bank.

The following represents the schedule of the aggregate annual principal payments on long-term debt for the years ended December 31:

                            1999                                $621,000
                            2000                                 633,931
                            2001                               2,330,931
                            2002                                      --
                         thereafter                                   --
                                                 -----------------------
                                                              $3,585,862

10.     Income Taxes

        The provision (benefit) for income taxes consists of the following:

                                                             Year Ended December 31,
                                                1998                    1997                    1996
-----------------------------------------------------------------------------------------------------
Current:
Federal                                    $ 3,117,122            $   360,349             $   620,929
State and Local                                838,118                536,061                 370,676
------------------------------------------------------------------------------------------------------
                                             3,955,240                896,410                 991,605
------------------------------------------------------------------------------------------------------

Deferred:
Federal                                    (3,046,406)              (465,547)                (65,280)
State and Local                              (749,684)              (202,875)                      --
------------------------------------------------------------------------------------------------------
                                           (3,796,090)              (668,422)                (65,280)
------------------------------------------------------------------------------------------------------
Total                                      $   159,150            $   227,988             $   926,325
------------------------------------------------------------------------------------------------------

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

    The following is a reconciliation of the Company's income taxes based on the statutory rate and the actual provision for income taxes for both continuing operations and discontinued operations:


                                                                         Year Ended December 31,
                                                              1998                   1997                    1996
------------------------------------------------------------------- ---------------------- -----------------------
Statutory federal income tax at 34%                    $    65,446            $ (209,325)              $   963,640
Increase (decrease) resulting from:
Prior year provision adjustment                          (205,028)                     --                       --
State and local taxes, net of federal tax benefit           58,366                219,903                  239,027
Nondeductible goodwill amortization and expenses           240,366                217,410                   62,778
-------------------------------------------------------------------------------------------------------------------
Provision for income taxes                             $   159,150            $   227,988              $   926,325
-------------------------------------------------------------------------------------------------------------------

        Deferred income taxes result from temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities. The source of these differences and tax effect of each at December 31, 1998 and 1997 are as follows:


Deferred Income Tax Liability (Asset)                            1998                          1997
----------------------------------------------------------------------------------------------------
Warrant expense                                            $(677,580)                   $ (735,016)
Rent expense                                                (102,562)                      (52,800)
Goodwill amortization                                          62,959                        50,017
Allowance for doubtful accounts                           (3,834,079)                      (64,881)
Other                                                          16,084                        63,592
                                                       --------------                   -----------
                                                         $ (4,535,178)                   $ (739,088)
                                                       --------------                   -----------

        The Company has recorded net deferred tax assets at December 31, 1998 and 1997 primarily representing expenses recognized for financial reporting purposes that will be deductible in future years for tax purposes. Management believes that no valuation allowance is required for these assets due to the expectation that the Company will generate taxable income in future years and the ability to carry back losses to prior years.

11.  Related Party Transactions

(a) The Company hired Interstate Interior Services ("Interstate") as a subcontractor on certain of its projects. The President of Interstate is the sister of one of the Company's officers. During 1996 the Company paid fees of $172,786 to Interstate.

(b) During 1997 and 1996, the Company performed renovation services for Watermark. Watermark is the general partner of Watertone Holdings LP, which is a shareholder of the Company. In addition, the Chief Executive Officer of the Company was a director of Watermark. During 1997, the Company and Watermark renegotiated the renovation contract to provide for fees more consistent with a project of similar scope and complexity. As a result of the renegotiations, the Company recognized additional revenues for the year ended December 31, 1997 of $780,183 without an accompanying increase in costs. As of December 31, 1998 and December 31, 1997 the Company had no receivables due from Watermark.

The following revenues and gross profit have been reflected in the consolidated financial statements:

                                       Year Ended               Year Ended
                                   December 31, 1997        December 31, 1996
--------------------------------------------------------------------------------
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

(d) Officer and Employee Loans. At various times during the year, the Company has provided short-term loans to various of the officers and employees of the Company bearing interest at 12%. Loans provided during 1998, 1997 and 1996 amounted to $3,590,000, $767,000, and $0, respectively. The balance owed to the Company was $250,000 and $647,500 at December 31, 1998 and 1997, respectively.

(e) During 1998 and 1997, the Company provided renovation and procurement services to the Apollo Joint Venture and ING Joint Venture in which the Company has an ownership interest (Note 12). The following revenues and gross profit, exclusive of the warrant expense related to the Apollo Joint Venture (Note 14), have been reflected in the consolidated financial statements.

                                     Year Ended               Year Ended
                                 December 31, 1998        December 31, 1997
--------------------------------------------------------------------------------
Revenues                         $   22,806,617           $       850,960
Cost of revenues                     21,684,241                   622,634
--------------------------------------------------------------------------------
Gross profit                     $    1,122,376           $       228,326
--------------------------------------------------------------------------------

        Amounts   receivable   from  the  joint  ventures  were  $5,722,696  and
$1,161,000 at December 31, 1998 and 1997.

12. Commitments and Contingencies

(A) Lease Commitments
        The Company leases office space in New York, Los Angeles, St. Louis, Chicago and Coral Gables which expire at various dates through 2007. In conjunction with the acquisition of Bekins in January, 1998 the Company assumed a ground lease on a building in Orlando, Florida which expires in 2085, with a minimum annual payment of $6,489 and assumed a lease on warehouse space in Las Vegas, Nevada through October, 1999.

The aggregate future minimum lease payments due under operating leases are as follows:

December 31
--------------------------------------------------------------------------------
1999                                               $  2,614,970
2000                                                  1,958,723
2001                                                  1,752,330
2002                                                  1,675,677
2003                                                  1,635,314
Thereafter                                            8,387,794
                                                   ------------
                                                    $18,024,808

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

(D) Joint Venture Commitments
        In May 1997, the Company entered into an Agreement to Joint Venture ("Apollo Joint Venture") with Apollo Real Estate Advisors II, L.P. ("Apollo") and Watermark Limited LLC, an affiliate of the Company, to identify, acquire, renovate, refurbish and sell hotel properties. The Company will perform all of the renovation and procurement services for each of the properties purchased by the Apollo Joint Venture. In addition, the Company will receive an equity interest in each of the entities formed to purchase such properties equal to its contribution to the total equity required to acquire, renovate and sell such properties. The joint venture intends to own and operate the properties only for the time necessary to upgrade and market them for resale. In September 1997, the Apollo Joint Venture acquired the Warwick Hotel in Philadelphia, Pennsylvania. As of December 31, 1998, the Company contributed approximately $720,000 to the joint venture operating entity that was formed to purchase the property. Through March 30, 1999, the Company contributed an additional $155,000 to the joint venture. There are no additional material capital commitments to be made by the Company. The joint venture operating entity is owned 95% by the general partner, which is owned by Apollo and Watermark, and 5% by the Company as a limited partner. The Company is accounting for this investment on the cost method as all decisions are made by the general partner. In addition, in March 1998 the Apollo Joint Venture acquired the Historic Inn in Richmond, Virginia. As of

December 31, 1998, the Company has made capital contributions totaling $200,000 to the joint venture operating entity that was formed in connection with the purchase of the property. Through March 30, 1999, the Company contributed an additional $25,000 to the joint venture. There are no additional material capital commitments to be made by the Company with respect to this project. The joint venture operating entity is owned 57% by Apollo, 3% by the Company and 40% by the former sole owner. The Company is accounting for this investment on the cost method. The Company is fully renovating and refurbishing these properties pursuant to contracts with the Apollo Joint Venture operating entity (Note 11).

        In March 1998, the Company entered into a joint venture with ING Realty Partners ("ING Joint Venture"), to acquire the Clarion Quality Hotel in Chicago, Illinois. The ING Joint Venture intends to own and operate the property only for the time necessary to renovate and upgrade the hotel and market it for resale. As of December 31, 1998, the Company contributed approximately $2.1 million to the ING Joint Venture. Through March 31, 1999, the Company contributed an additional $75,000 to the joint venture. There are no additional material capital commitments to be made by the Company with respect to this project. In addition, the ING Joint Venture obtained financing for $38.65 million to fund the purchase of the hotel as well as the renovation and refurbishment costs. The Company has an approximately 18% interest in the ING Joint Venture. The other partners in the ING Joint Venture are entitled to specified preferred returns and priority distributions of capital. In addition, the joint venture agreement provides ING Realty Partners with the right to have the joint venture sell the property after March 2000, and certain buy/sell provisions which may be exercised by any partner. The Company is accounting for this investment under the equity method. The Company is fully renovating and refurbishing this property pursuant to a contract with the ING Joint Venture (Note 11).

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

        The largest customers of the Company for 1998, a major lodging company and a major hotel development company accounted for 15% and 10%, respectively, of the Company's revenues. The largest customer of the Company for 1997, a high-ranking government official of the United Arab Emirates, accounted for 14% of the Company's revenues. The two largest customers of the Company for 1996 accounted for 49% and 31% of revenues.

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

        In October 1998, 80,000 shares of LPC Preferred were converted into an aggregate of 584,800 shares of common stock. The remaining 120,000 shares of LPC Preferred are convertible, at any time during the period from January 10, 1998 to January 10, 2000, into (i) 600,000 shares of the Company's common stock, subject to an upward adjustment in the event that the market price of the Company's common stock is below $5.00 at the time of conversion, based on a defined conversion formula, up to a maximum of 2,400,000 shares, or (ii) 5.88% of the outstanding capital stock of Parker Reorder. The conversion formula related to the conversion into the Company's common stock is defined as the number of shares of common stock equal to the product of 25 (which represents the stated value per share of the LPC Preferred) and the number of shares of LPC Preferred, divided by the average closing sale price for the common stock for the 20 trading days immediately prior to the date written notice of the intention to exercise the conversion option is given, provided, however, that in no case shall the number of shares of common stock into which each share of LPC Preferred may be converted be less than 5 or greater than 20. At any time after January 10, 2000, the Company shall have the option to redeem the LPC Preferred at a redemption price equal to the Stated Value for each such share of LPC Preferred, plus an amount equal to all accrued and unpaid Preferred Dividends and interest thereon, if any.

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

        In January 1998, in connection with the acquisition of Bekins, the Company issued 514,117 shares of Common Stock. Further, pursuant to a make-whole provision in the purchase agreement, 639,512 additional shares of Common Stock were issued by the Company in January 1999 (Note 3).

        As an inducement to enter into the Apollo Joint Venture (Note 12), the Company issued to Apollo a seven-year warrant to purchase up to 750,000 shares of Common Stock at $8.115 per share. The warrant expires in 2004. The warrant is currently exercisable as to 350,000 shares and becomes exercisable as to the remaining 400,000 shares in increments of 100,000 shares for every $7,500,000 of incremental renovation revenue and purchasing fees earned and to be earned by the Company from the joint venture. The costs associated with the warrants for the 100,000 share increments earned and anticipated to be earned by Apollo are recognized as an additional cost of the related renovation and procurement contract. The fair value of the warrant for 250,000 shares was $1,287,500 (or $5.15 per share) and the warrant for 100,000 shares was $550,000 (or $5.50 per share). In 1997, the Company recognized an expense of approximately $1,593,400, of which $1,287,500 is reflected as Warrant Expense and $305,900 is included in Cost of Revenues on the accompanying consolidated Statement of Operations. In 1998, the Company recognized an expense of $213,575, which is included in Cost of Revenues on the accompanying Consolidated Statement of Operations.

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

15.     Stock Option Plan

        At December 31, 1998, the Company has three stock option plans. The Company accounts for its stock option plans under the intrinsic value based method such that when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

        During 1994, the Company's Board of Directors adopted a non-statutory stock option plan for purposes of issuance of shares of the Company's common stock to certain key employees or consultants. With respect thereto, options to purchase a total of 160,000 shares were granted. The stock option plan has been retired, and there are no additional shares available for grant, although unexercised options remain outstanding.

        On September 26, 1996, the Company's Board of Directors adopted the 1996 Stock Option Plan (the "Plan") for the purpose of providing incentive to the officers and employees of the Company who are primarily responsible for the management and growth of the Company. The Company can issue options for up to 2,700,000 shares under the Plan. Each option granted pursuant to the Plan shall be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option". Options are granted at the fair market value of the stock. The term for each option granted is determined by the Stock Option Committee, which is composed of two or more members of the Board of Directors, provided the maximum length of the term of each option granted will be no more than ten years. Options granted vest over five years.

        On September 26, 1996, the Company's Board of Directors adopted, and the shareholders approved, the 1996 Outside Directors Stock Option Plan (the "Outside Directors' Plan") for the purpose of securing for the Company and its shareholders the benefits arising from stock ownership by its outside directors. The Company can issue options for up to 250,000 shares under this plan. Each outside director who becomes an outside director after March 1, 1996 shall receive the grant of an option to purchase 15,000 shares of common stock. To the extent that shares of common stock remain available for the grant of options under the Outside Directors Plan on April 1 of each year, beginning on April 1, 1997, each outside director shall be granted an option to purchase 10,000 shares of common stock. Options are granted at the fair market value of the stock. Options granted under the Outside Directors Plan vest over three years and shall be exercisable in three equal installments beginning on the first anniversary of the grant date. The term of the options is five years.

        The Company is required to provide pro forma information regarding income from continuing operations and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value-based method, under which compensation cost would be measured at the grant date based on the fair value of the awards and recognized over the vesting period. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: no dividends paid for all years; expected volatility of 98%, 49% and 40%; risk-free interest rate of 5.54%, 6.04% and 6.41%; and expected lives of 5.8 years, 5.3 years and 2 years.

        Under the fair value based method, the Company's income from continuing operations and earnings per share would have been the pro forma amounts indicated below.

                                                                        1998                     1997                     1996
----------------------------------------------------------------------------- ------------------------ ------------------------
Income (loss) from continuing operations (in thousands):
As reported                                                    $         950             $       (844)              $     1,907
Pro forma                                                               (423)                  (1,427)                    1,583
Basic earnings per share from continuing operations:
As reported                                                             0.06                    (0.13)                     0.27
Pro forma                                                              (0.06)                   (0.19)                     0.23
Diluted earnings per share from continuing operations:
As reported                                                             0.05                       (a)                     0.27
Pro forma                                                                 (a)                      (a)                     0.22

(a) Antidilutive

        The following table contains information on stock options for the three year period ended December 31, 1998.


                                                                Option shares           Weighted average
                                                                                         exercise price
----------------------------------------------------------------------------------- --------------------------
Outstanding, December 31, 1995                                             160,000                     $1.275
Granted                                                                    984,000                       2.50
Exercised                                                                 (12,500)                       1.57
Canceled                                                                        --                         --
----------------------------------------------------------------------------------- --------------------------
Outstanding, December 31, 1996                                           1,131,500                       2.38
Granted                                                                    738,000                       9.29
Exercised                                                                (122,250)                       2.15
Canceled                                                                  (19,250)                       3.27
----------------------------------------------------------------------------------- --------------------------
Outstanding, December 31, 1997                                           1,728,000                       5.58
Granted                                                                    426,000                       8.95
Exercised                                                                (250,834)                       2.74
Canceled                                                                 (179,750)                       8.28
----------------------------------------------------------------------------------- --------------------------
Outstanding, December 31, 1998                                           1,723,416                      $6.42
----------------------------------------------------------------------------------- --------------------------
Exercisable at December 31, 1998                                           864,650                      $3.67
Exercisable at December 31, 1997                                           759,875                       2.73
Exercisable at December 31, 1996                                         1,120,000                      $2.21
----------------------------------------------------------------------------------- --------------------------


                                                Exercise price less                 Exercise price
                                                   than market                      equal to market
---------------------------------------------------------------------------------------------------
Weighted-average fair value of:
Options granted in 1996                               --                              $0.82
Options granted in 1997                               --                              $4.88
Options granted in 1998                               --                              $7.14

The following table summarizes information about stock options outstanding at December 31, 1998.


                                                        Options Outstanding                         Options Exercisable
        ---------------------------------- -----------------------------------------------------------------------------------------
                     Amount                  Weighted            Range of           Weighted         Amount        Weighted
                   Outstanding                Average          Exercise Price        Average      Exercisable       Average
                                             Remaining                              Exercise                       Exercise
                                             Contractual                             Price                          Price
                                             Life (years)
        ---------------------------------- -----------------------------------------------------------------------------------------
                     735,250                  6.55              $1.275-2.75          $2.57          715,250         $2.56
                     231,666                  3.11               6.125-6.75           6.65           75,000          6.67
                     756,500                  8.99               8.94-12.00          10.09           74,400         11.24
        ---------------------------------- -----------------------------------------------------------------------------------------
                   1,723,416                  7.16             $1.275-12.00          $6.42          864,650         $3.67

16. Earnings Per Share

        The following table reconciles the components of basic and diluted earnings per common share for income (loss) from continuing operations for the years ended December 31, 1998, 1997 and 1996.

                                                                   1998                    1997                      1996
------------------------------------------------------------------------------------------------------------------------------
Numerator:
Income (loss) from continuing operations                    $     950,338            $   (843,649)              $ 1,907,383
Preferred stock dividends                                       (270,000)                (300,000)                       --
--------------------------------------------------------------------------------------------------- ------------------------
Income (loss) available to common stockholders from               680,338              (1,143,649)                1,907,383
continuing operations - Basic
--------------------------------------------------------------------------------------------------- ------------------------
Effect of dilutive securities (a):
Preferred stock dividends                                              --                       --                        --
--------------------------------------------------------------------------------------------------- ------------------------

Income (loss) available to common stockholders from         $     680,338            $ (1,143,649)              $ 1,907,383
continuing operations - Diluted
--------------------------------------------------------------------------------------------------- ------------------------
Denominator:
Weighted average common shares outstanding - Basic             12,092,437                8,885,570                6,983,333
--------------------------------------------------------------------------------------------------- ------------------------
Effect of dilutive securities(a):
Stock-based compensation plans                                    738,984                       --                  148,582
Contingently issuable shares                                      395,600                       --                        --
Convertible Preferred stock                                            --                       --                        --
--------------------------------------------------------------------------------------------------- ------------------------
Weighted average common and common equivalent shares           13,227,021                8,885,570                7,131,915
outstanding - Diluted
--------------------------------------------------------------------------------------------------- ------------------------
Basic earnings (loss) per common share from continuing     $         0.06           $       (0.13)                    $0.27
operations
Diluted earnings (loss) per common share from continuing   $         0.05                      (a)                    $0.27
operations


(a) The common stock equivalent shares for the year ended December 31, 1998 was 1,020,474 shares for the convertible preferred stock; and for the year ended December 31, 1997 was 991,232 shares for the Stock-based compensation plans, and 1,000,000 shares for the convertible preferred stock. The common stock equivalents for these shares were not included in the calculation of diluted earnings (loss) per common share because the effect would be antidilutive.

17.  Operating Segments

        The Company's operating segments are based on the separate lines of business acquired over the past several years which provide different services to the hospitality industry, namely renovation, purchasing and logistics services.

                                                       1998                          1997                            1996
------------------------------------------------------------ ----------------------------- -------------------------------
Sales to Customers
Renovation                                      $74,657,871                     $19,394,593                    $24,367,112
Purchasing                                      132,379,848                      64,886,119                             --
Logistics                                        21,979,962                              --                             --
General Corporate and Real Estate                   961,529                       1,161,000                             --
                                       --------------------- ------------------------------- ------------------------------
                                               $229,979,210                     $85,441,712                    $24,367,112
                                       --------------------- ------------------------------- ------------------------------

Inter-segment Sales
Renovation                                      $        --                     $        --                    $        --
Purchasing                                       18,107,008                         165,000                             --
Logistics                                         4,047,038                              --                             --
General Corporate and Real Estate                        --                              --                        115,980
                                       --------------------- ------------------------------- ------------------------------
                                                $22,154,046                        $165,000                       $115,980
                                       --------------------- ------------------------------- ------------------------------

Income (Loss) from Operations
Renovation                                      $ 4,272,174                     $   842,539                     $3,309,399
Purchasing                                          509,365                         190,314                             --
Logistics                                         1,377,000                              --                             --
General Corporate and Real Estate               (5,011,556)                       (848,217)                      (450,731)
                                       --------------------- ------------------------------- ------------------------------
                                                $ 1,146,983                     $   184,636                    $ 2,858,668
                                       --------------------- ------------------------------- ------------------------------

Depreciation and Amortization
Renovation                                     $    515,609                     $   431,019                   $    387,631
Purchasing                                        1,062,753                         658,183                             --
Logistics                                           537,000                              --                             --
General Corporate and Real Estate                   180,587                          24,799                         16,483
                                       --------------------- ------------------------------- ------------------------------
                                                $ 2,295,949                      $1,114,001                   $    404,114
                                       --------------------- ------------------------------- ------------------------------

Interest Income
Renovation                                 $             --                  $       51,961               $             --
Purchasing                                          509,914                         443,074                             --
Logistics                                             1,000                              --                             --
General Corporate and Real Estate                   803,691                         279,801                          1,141
                                       --------------------- ------------------------------- ------------------------------
                                                $ 1,314,605                    $    774,836                $         1,141
                                       --------------------- ------------------------------- ------------------------------

Interest Expense
Renovation                                 $             --                 $         9,089               $             --
Purchasing                                           39,779                          41,547                             --
Logistics                                           353,000                              --                             --
General Corporate and Real Estate                   363,321                         236,997                         26,101
                                       --------------------- ------------------------------- ------------------------------
                                             $      756,100                 $       287,633                  $      26,101
                                       --------------------- ------------------------------- ------------------------------


                                                       1998                            1997                           1996
---------------------------------------------------------------- ----------------------------- -------------------------------
Total Assets at Year End
Renovation                                         $ 33,147,042                   $  12,991,220                    $12,636,374
Purchasing                                           57,232,280                      41,619,690                             --
Logistics                                            17,051,060                              --                             --
                                                ---------------- ------------------------------- ------------------------------
      Segment Total                                 107,430,382                      54,610,910                     12,636,374
Unallocated:
      Cash and cash equivalents                       1,283,411                       6,000,493                         36,979
      Marketable securities                           8,500,000                      18,915,686                             --
      Real estate investments                         7,159,024                         408,256                             --
      Deferred taxes                                  4,535,178                         739,088                             --
      Other                                           4,466,055                       3,593,258                         76,737
                                                ---------------- ------------------------------- ------------------------------
                                                   $133,374,050                  $   84,267,691                    $12,750,090
                                                ---------------- ------------------------------- ------------------------------

Capital Expenditures
Renovation                                           $  390,475                  $       79,870                 $       65,682
Purchasing                                            2,509,088                       2,315,151                             --
Logistics                                               454,000                              --                             --
General Corporate and Real Estate                       311,973                         299,501                             --
                                                ---------------- ------------------------------- ------------------------------
                                                  $   3,665,536                  $    2,694,522                 $       65,682
                                                ---------------- ------------------------------- ------------------------------

        All transactions between reportable segments are accounted for on an arms length basis and are eliminated in consolidation.

        Sales to Customers include sales to related parties (Note 11).

        The Company's revenue and assets predominately relate to the United States operations, with immaterial amounts related to foreign operations.

        In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which revised the disclosures about the Company's operating segments. The Company has restated prior years to conform to the new disclosure requirements.

18. Quarterly Financial Information (unaudited) (a)


1998 Quarter Ended (e)                                 March 31           June 30          September 30                December 31
-------------------------------------------------------------------------------------- -------------------- -----------------------
Revenues                                                $41,290           $52,359              $69,937                      $66,393
Gross profit                                              6,474             7,925                9,673                   (1,811)(f)
Income (loss) from continuing operations                  1,243             1,708                2,487                   (4,488)(f)
Loss from discontinued operations                          (25)             (125)                (189)                    (578) (g)
Net income (loss)                                         1,218             1,583                2,298                      (5,066)
Basic earnings per common share: (b)
   Income (loss) from continuing operations                0.10              0.14                 0.20                     (0.36)
   Net income (loss)                                       0.10              0.13                 0.18                     (0.41)
Diluted earnings per common share: (b)
   Income (loss) from continuing operations                0.09              0.12                 0.18                        (c)
   Net income (loss)                                       0.09              0.12                 0.17                        (c)


1997 Quarter Ended                                     March 31           June 30          September 30                December 31
-------------------------------------------------------------------------------------- -------------------- ----------------------
Revenues                                                $18,196           $19,513              $16,532                    $31,201
Gross profit                                              2,842             3,712                3,900                        588
Net income (loss)                                           397               430                  719                 (2,390)(d)
Basic earnings per common share (b)                         .04               .04                  .08                      (.22)
Diluted earnings per common share (b)                       .04               .04                  .07                        (c)

(a)    All amounts except per share data presented in thousands.
(b) The quarterly per share amounts are computed independently of annual amounts.
(c)    Antidilutive
(d) The fourth quarter includes a non cash charge of $1,434,000 related to the recognition of warrants issued in connection with the Apollo Joint Venture.
(e) 1998 quarterly amounts have been restated to reflect discontinued operations.
(f) The fourth quarter includes the provision on contract revenues of $8,863,000.
(g) The fourth quarter discontinued operations includes a loss on disposal of $90,900 after tax.