Form 10-K/A
period 1998-12-31
HOSPITALITY WORLDWIDE SERVICES INC
filed 1999-04-29
CIK 911434

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             ------------------------------------------------------

                                  FORM 10-K/A

(Mark One)


/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                          ------------------------------------------------------
                                             OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

                         Commission file number 1-13381
                                                -------

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

Registrant's telephone number, including area code: (212) 223-0699
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange
      Title of Each Class                      on Which Registered
      -------------------                     ---------------------

Common Stock, $.01 par value                  American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                      None

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

       The aggregate market value of the Common Stock, $.01 par value per share (the "Common Stock"), held by non- affiliates of the Registrant as of April 26, 1999 (based upon the last sale price for the Common Stock on the American Stock Exchange) was approximately $33,297,402.

       The number of shares of Common Stock outstanding as of April 26, 1999 was 13,354,164.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The directors and executive officers of the Company and their positions with the Company are set forth below.


Name                        Age                            Position
----------                 -----                           --------

Robert A. Berman            39                    Chairman of the Board, Chief
                                                  Executive Officer and Director

Leonard F. Parker           69                    Chairman Emeritus

Douglas A. Parker           41                    President & Director

Howard G. Anders            55                    Executive Vice President,
                                                  Chief Financial Officer
                                                  & Secretary

Scott A. Kaniewski          35                    Director

Louis K. Adler              63                    Director

George Asch                 61                    Director

Richard A. Bartlett         41                    Director


       ROBERT A. BERMAN joined the Company in March 1997 as the President, Chief Executive Officer and Director. In November 1997, he became the Chairman of the Board, Chief Executive Officer and a Director. Prior to joining the Company, Mr. Berman served as the Managing Director of Watermark LLC from September 1992 to March 1997 and is currently the sole Manager of Watermark LLC. Mr. Berman is also Vice Chairman and a director of Unistar Gaming Corporation, a wholly-owned subsidiary of Executone Information Systems, and a director of Catskill Development, LLC, the owner of an operating harness track.

       LEONARD F. PARKER joined the Company in March 1997 as Chairman of the Board and Director. In November 1997, he became Chairman Emeritus of the Board of Directors. Leonard Parker founded The Leonard Parker Company ("LPC") in 1969. Mr. Parker is a graduate of Tulane University and served in the United States Air Force. Prior to founding LPC, Mr. Parker was employed from 1950 by Maxwell Company, an interior design and furnishing company. Mr. Parker serves on various committees for the Special Olympics. Leonard Parker is the father of Douglas Parker.

       DOUGLAS A. PARKER joined the Company in March 1997 as President-Purchasing Division and a Director. In November 1997, he became the President and a Director. Mr. Parker is also President of LPC. Mr. Parker, a graduate of Tulane University in International Business, has been with LPC for 17 years. Mr. Parker is responsible for the development of the overseas offices in Sandton, Singapore and Dubai, coordinating the international operations and sales, as well as vendor and client relationships. Mr. Parker is also a director of Shelby Williams Industries, Inc. Douglas Parker is the son of Leonard Parker.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. During the year ended December 31, 1998, to the Company's knowledge, all of such forms were filed in a timely manner.

Board Meetings and Committees

       The Board of Directors met five times during the fiscal year ended December 31, 1998. From time to time, the members of the Board of Directors may act by unanimous written consent. The Board of Directors has established standing Audit and Compensation Committees.

       Audit Committee. The Audit Committee exercises the power which the Board of Directors would otherwise hold with respect to financial functions of the Company, including matters pertaining to the audit of the financial statements of the Company and related financial matters, as well as the appointment and activities of the Company's independent certified public accountants. The Audit Committee consists of Messrs. Adler and Asch. The Audit Committee met one time during the fiscal year ended December 31, 1998.

       Compensation Committee. The Compensation Committee exercises the power which the Board of Directors would otherwise hold with respect to (i) the grant of options under the 1996 Stock Option Plan (the "Employee Plan"); and (ii) the compensation and benefits of all officers of the Company. The Compensation
Committee consists of Messrs. Adler, Asch and Bartlett. The Compensation Committee met one time during the fiscal year ended December 31, 1998.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table(1)

       The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Robert A. Berman, the Company's Chief Executive Officer, Leonard F. Parker, Douglas A. Parker and Howard G. Anders, the Company's four other most highly compensated executives (the "Named Executive Officers"). There is no other executive officer of the Company whose salary and bonus exceeded $100,000 with respect to the fiscal years ended December 31, 1998, 1997 and 1996.


                Annual Compensation                    Long-Term Compensation
            ----------------------------             ---------------------------

                                                                    Awards             Payouts
                                                                  -----------         -----------

                                                                                      Securities
                                                    Other Annual     Restricted         Underlying         LTIP
Name and Principal               Salary    Bonus    Compensation       Stock             Options/          Payouts    All Other
     Position            Year      ($)        ($)        ($)          Awards ($)           SARs(#)            ($)     Compensation
------------------       -----  --------   ------   ------------     ----------         -----------      ----------  -------------
Robert A. Berman (2)     1998   $300,000       --       --              --                   --              --                --
                         1997   $161,000       --       --              --                160,000            --                --
                         1996      --          --       --              --                   --              --                --


Leonard F. Parker (3)    1998   $250,000       --       --              --                   --              --                --
                         1997   $250,000       --       --              --                   --              --                --
                         1996         --       --       --              --                   --              --                --


Douglas A. Parker (4)    1998   $250,000       --       --              --                   --              --                --
                         1997   $175,000       --       --              --               100,000             --                --
                         1996         --       --       --              --                   --              --                --


Howard G. Anders (5)     1998   $225,000       --       --              --                   --              --                --
                         1997   $215,000       --       --              --                15,000             --                --
                         1996   $150,000       --       --              --               100,000             --                --


-----------------------------

(1) Perquisites and other personal benefits, securities or property to each executive officer did not exceed the lesser of $50,000 or 10% of such executive's salary and bonus

(2) Mr. Berman joined the Company in March 1997 as the President, Chief Executive Officer and Director. In November 1997, he became the Chairman of the Board, Chief Executive Officer and a Director.

(3) Mr. Leonard Parker joined the Company in March 1997 as Chairman of the Board and Director. In November 1997, he became Chairman Emeritus of the Board of Directors.

(4)      Mr.   Douglas   Parker   joined   the   Company   in   March   1997  as
         President--Purchasing Division and a Director. In November 1997, he became the President and a Director.

(5)      Mr.   Montero   joined   the   Company   in   August   1995   as   Vice
         President-Operations and Chief Operating Officer of HRB. Currently, Mr. Montero is President of HRB.

(6) Mr. Anders joined the Company in October 1994 as Executive Vice President, Chief Operating Officer and Director. In February 1996, he resigned as a Director of the Company and became the Chief Financial Officer, Executive Vice President and Secretary.


Option/SAR Grants in Last Fiscal Year

         There were no option/SAR grants to any of the Named Executive Officers during the fiscal year ended December 31, 1998.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         The   following   table  sets  forth  certain   information   regarding
unexercised stock options held by the Named Executive Officers as of December 31, 1998.

                                                                              Number of
                                                                              Securities                     Value of Unexercised
                                    Shares                                    Underlying                          In-the-Money
                                   Acquired                               Unexercised Options/SARs            Options/SARs At
                                      On               Value              At Fiscal Year-End                  Fiscal Year-End
                Name               Exercise          Realized($)          Exercisable/Unexercisable(1)   Exercisable/Unexercisable
-----------------------------   ----------------     -----------      --------------------------------   --------------------------

Robert A. Berman.............          --                --                     32,000 / 128,000                    0 / 0
Leonard F. Parker............          --                --                            --                            --
Douglas A. Parker............          --                --                     28,667 / 71,333                     0 / 0
Howard G. Anders.............        10,000            $27,250                 193,000 / 12,000                 $560,250 / 0


------------------------------

(1) On December 31, 1998, the last reported sales price of the Common Stock on the American Stock Exchange was $5.00 per share. ---------------

Long-Term Incentive and Pension Plans

         The Company does not have any long-term incentive or defined benefit pension plans.

Defined Benefit or Actuarial Plans

         The Company does not have any defined benefit or actuarial plans.

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

         1996 Stock Option Plan. In September 1996, the Company's Board of Directors adopted, and the Company's shareholders approved, the 1996 Stock Option Plan (the "Employee Plan"). The purpose of the Employee Plan is to promote the success of the Company by providing additional incentive to the officers and employees of the Company who are primarily responsible for the management and growth of the Company, or otherwise materially contribute to the conduct and direction of its business, operations and affairs, in order to strengthen their desire to remain in the employ of the Company and to stimulate their efforts on behalf of the Company, and to retain and attract to the employ of the Company persons of competence.

         Originally, the Employee Plan provided that the maximum number of shares of Common Stock reserved for awards thereunder shall be 1,700,000. At the Company's 1998 Annual Meeting of Shareholders, the Company's shareholders approved an increase in the number of shares reserved for issuance under the Employee Plan to 2,700,000. As of April 27, 1999, (i) options to purchase 1,511,750 shares of Common Stock are outstanding under the Employee Plan at exercise prices ranging from $2.75 to $12.00 per share, 816,269 of which are currently exercisable, (ii) 309,250 options granted under the Employee Plan have been exercised, and (iii) 879,000 options remain available to the Company for grant under the Employee Plan. The Employee Plan provides for the grant of (i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, and (ii) options not intended to so qualify. The exercise price of options granted under the Employee Plan may be less than, more than or equal to the fair market value of such shares on the date of grant; provided, however, that the exercise price of an Incentive Stock Option at the time of grant thereof shall (i), if such Incentive Stock Option is being granted to a 10% shareholder, be at least 110% of the fair market value on the date of grant and (ii), if such Incentive Stock Option is being granted to any other person, be at least 100% of the fair market value on the date of grant. Any options granted under the
                                      -5-

Employee Plan that shall expire, terminate or otherwise be annulled for any reason without having been exercised shall again be available for purposes of the Employee Plan.

         The Employee Plan is administered by the Compensation Committee, which is comprised of not less than two members of the Company's Board of Directors who are "disinterested persons" for purposes of Rule 16b-3 under the Exchange Act. The Committee has the power and authority to grant to eligible persons options to purchase shares of Common Stock under the Employee Plan and to determine the restrictions, terms and conditions of all such options granted as well as to interpret the provisions of the Employee Plan, any agreements relating to awards granted under the Employee Plan, and to supervise the administration of the Employee Plan.

         No Incentive Stock Options may be granted to any person for which the "fair market value," as defined within the Employee Plan, determined as of the time an Incentive Stock Option is granted to such person, of the Common Stock with respect to which Incentive Stock Options are exercisable for the first time by such person during any calendar year under all plans of the Company and its subsidiaries, shall exceed $100,000.

         Subject to the provisions of the Employee Plan with respect to death, retirement and termination of employment, the term of each option shall be for such period as the Committee shall determine as set forth in the applicable option agreement, but not more than (i) five years from the date of grant in the case of Incentive Stock Options held by 10% or greater shareholders and (ii) ten years from the date of grant in the case of all other Incentive Stock Options.

         The Employee Plan is intended to comply in all respects with Rule 16b-3 under the Exchange Act.

       1996 Outside Directors' Stock Option Plan. On September 26, 1996, the Company's Board of Directors adopted, and the Company's shareholders approved, the 1996 Outside Directors' Stock Option Plan (the "Directors' Plan") for purposes of securing for the Company and its shareholders the benefits arising from stock ownership by outside directors. Each outside director who becomes a director after March 1, 1996 receives an initial grant of an option to purchase 15,000 shares of Common Stock. To the extent that shares of Common Stock remain available for the grant of options under the Directors' Plan, on April 1 of each year, commencing on April 1, 1997, each outside director shall automatically be granted an option to purchase 10,000 shares of Common Stock. Options granted under the Directors' Plan shall be exercisable in three equal installments, commencing on the first anniversary of the grant date. The exercise price of such options is the closing price of the Company's Common Stock on the American Stock Exchange on the day of their grant. As of April 27, 1999, (i) 250,000 shares of Common Stock have been reserved for issuance under the Directors' Plan, (ii) the Company has granted 160,000 options to purchase shares of Common Stock under the Directors' Plan at a weighted average exercise price of $4.86 per share, 8,334 of which have been exercised and 151,666 of which remain outstanding, (iii) 68,336 of the 151,666 remaining outstanding options are currently exercisable, and (iv) there are 90,000 options available for grant under the Directors' Plan. The Directors' Plan is intended to comply in all respects with Rule 16b-3 under the Exchange Act.

         1994 Non-Statutory Stock Option Plan. In 1994, the Company adopted 1994 Non-Statutory Stock Option Plan, which was subsequently terminated. As of April 27, 1999, options to purchase 40,000 shares of Common Stock remain outstanding and exercisable under such plan with an exercise price of $1.275 per share.

Employment Agreements

         The Company entered into a three-year employment agreement with Mr. Berman as of January 1, 1998. The term of the employment agreement may be renewed for one year periods by mutual agreement of Mr. Berman and the Company. The employment agreement provides for base compensation at the rate of $300,000 per annum plus an annual bonus determined by the Company's Board of Directors in its sole discretion. In the event of a change of control (as defined in the employment agreement) which results in either (i) the termination of Mr. Berman's services for any reason other than voluntary withdrawal or cause, (ii) the placement of Mr. Berman in a position of lesser stature than that of a senior executive officer of the Company; (iii) a breach of certain provisions of Mr. Berman's employment agreement; or (iv) a requirement that Mr. Berman's principal duties be performed outside of Manhattan, or if Mr. Berman decides to leave the Company one year after such a change of control, the Company must pay to Mr. Berman, as liquidated damages, a lump sum cash payment equal to 2.99 times his base salary and last bonus paid (up to certain limitations). The employment agreement also contains confidentiality and non-compete provisions during the term of the agreement and for a period of two years thereafter.

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

         The Company entered into a two-year employment agreement with Mr. Douglas Parker as of January 1, 1998. The term of the employment agreement may be renewed for one year periods by mutual agreement of Mr. Douglas Parker and the Company. The employment agreement provides for base compensation at the rate of $250,000 per annum plus an annual bonus determined by the Company's Board of Directors in its sole discretion. In the event of a change of control (as defined in the employment agreement) which results in either (i) the termination of Mr. Douglas Parker's services for any reason other than voluntary withdrawal or cause, (ii) the placement of Mr. Douglas Parker in a position of lesser stature than that of a senior executive officer of the Company; (iii) a breach of certain provisions of Mr. Douglas Parker's employment agreement; or (iv) a requirement that Mr. Douglas Parker's principal duties be performed outside a 30 mile radius from the location at which Mr. Douglas Parker had performed his duties immediately prior to the change of control, the Company must pay to Mr. Douglas Parker, as liquidated damages, a lump sum cash payment equal to 2.99 times his base salary (subject to certain limitations). The employment agreement also contains confidentiality and non-compete provisions during the term of the agreement and for a period of two years thereafter.

         The Company entered into a three-year employment agreement with Mr. Montero on March 1, 1998. The term of the employment agreement may be renewed for one year periods by mutual agreement of Mr. Montero and the Company. The employment agreement provides for base compensation at the rate of $250,000 per annum plus an annual bonus determined by the Company's Board of Directors in its sole discretion. In the event of a change of control (as defined in the employment agreement) which results in either (i) the termination of Mr. Montero's services for any reason other than voluntary withdrawal or cause, (ii) the placement of Mr. Montero in a position of lesser stature than that of a senior executive officer of the Company; (iii) a breach of certain provisions of Mr. Montero's employment agreement; or (iv) a requirement that Mr. Montero's principal duties be performed outside a 30 mile radius from the location at which Mr. Montero had performed his duties immediately prior to the change of control, the Company must pay to Mr. Montero, as liquidated damages, a lump sum cash payment equal to 2.99 times his base salary (subject to certain limitations). The employment agreement also contains confidentiality and non-compete provisions during the term of the agreement and for a period of two years thereafter.

         The Company entered into a three-year employment agreement with Mr. Anders as of January 1, 1998. The term of the employment agreement may be renewed for one year periods by mutual agreement of Mr. Anders and the Company. The employment agreement provides for base compensation at the rate of $225,000 per annum plus an annual bonus determined by the Company's Board of Directors in its sole discretion. In the event of a change of control (as defined in the employment agreement) which results in either (i) the termination of Mr. Anders' services for any reason other than voluntary withdrawal or cause, (ii) the placement of Mr. Anders in a position of lesser stature than that of a senior executive officer of the Company; (iii) a breach of certain provisions of Mr. Anders' employment agreement; or (iv) a requirement that Mr. Anders' principal duties be performed outside a 30 mile radius from the location at which Mr. Anders had performed his duties immediately prior to the change of control, the Company must pay to Mr. Anders, as liquidated damages, a lump sum cash payment equal to 2.99 times his base salary (subject to certain limitations). The employment agreement also contains confidentiality and non-compete provisions during the term of the agreement and for a period of two years thereafter.

Compensation Committee Interlocks and Insider Participation

         The Company's Compensation Committee, which exercises the power which the Board of Directors would otherwise hold with respect to the grant of options under the Employee Plan as well as the compensation and benefits of all officers of the Company, consists of Louis K. Adler, George Asch and Richard A. Bartlett. Mr. Bartlett is a Managing Director of Resource Holdings. The Company has renewed its engagement with Resource Holdings as a financial advisor. As compensation for such engagement, the Company has agreed to pay Resource Holdings a retainer of $10,000 per month for at least one year. The Company, pursuant to the terms of its previous agreement, granted Resource Holdings a five-year option to purchase 500,000 shares of Common Stock at an exercise price of $2.00 per share, 300,000 of which remain outstanding and exercisable as of April 27, 1999.

Other

         No director, executive officer or record or beneficial owner of more than five percent of the Company's Common Stock is involved in any material legal proceeding in which he is a party adverse to the Company or has a material interest adverse to the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The voting securities of the Company outstanding on April 27, 1999 consisted of 13,354,164 shares of Common Stock and 120,000 shares of Convertible Preferred Stock. The following table sets forth information concerning ownership of the Common Stock and the Convertible Preferred Stock, as at April 27, 1999, by (i) each director and nominee for director, (ii) each executive officer,
(iii) all directors,  director  nominees and executive  officers as a group, and
(iv) each person who, to the knowledge of management, owned beneficially more than 5% of the Common Stock or the Convertible Preferred Stock. Unless otherwise indicated, the address of each person listed below is 450 Park Avenue, New York, New York 10022.

                                                                                  Convertible
                                             Common Stock           Percent of     Preferred Stock          Percent of
        Beneficial Owner(1)               Beneficially Owned         Class(2)      Beneficially Owned         Class
-------------------------------------     ------------------        ----------     ------------------       ----------

Robert A. Berman.....................              767,598(3)           5.7%

Leonard F. Parker                                  271,435              2.0%
550 Biltmore Way
Coral Gables, Florida  33134

Douglas A. Parker                                  444,534(4)           3.3%
550 Biltmore Way
Coral Gables, Florida  33134

Howard G. Anders                                   197,600(5)           1.5%

Richard A. Bartlett...................             428,167(6)           3.1%
c/o Resource Holdings Associates, L.P.
520 Madison Avenue, 40th Floor
New York, New York  10022

Scott A. Kaniewski....................              98,757(7)             0

Louis K. Adler........................              95,001(8)             *
910 Travis Street, Suite 2030
Houston, Texas  77002-5810

George Asch...........................              95,001(9)             *
c/o Gray Seifert & Company, Inc.
380 Madison Avenue
New York, New York  10022

Mitchell Parker                                 1,039,532(10)           7.3%              40,000(12)             33.3%
550 Biltmore Way
Coral Gables, Florida  33134

Gregg Parker                                      991,198(11)           7.0%              40,000(13)             33.3%
550 Biltmore Way
Coral Gables, Florida  33134

Bradley Parker                                    829,300(12)           5.9%              40,000(14)             33.3%
550 Biltmore Way
Coral Gables, Florida  33134

All Executive Officers and Directors
as a group (8 persons).................         2,398,093(13)          17.1%


--------------------
* Less than 1%

(1) Except as outlined herein, the persons named in the table, to the Company's knowledge, have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes hereunder.

(2)      Calculations  assume  that  (i) all  options  and  warrants  which  are presently exercisable or exercisable within 60 days have been exercised; and (ii) all Convertible Preferred Stock which is presently convertible has been converted.

(3) Consists of (i) 735,598 shares of Common Stock held individually by Mr. Berman; and (ii) 32,000 shares of Common Stock issuable upon exercise of presently exercisable options currently held by Mr. Berman.

(4)      Consists of (i) 401,200 shares of Common Stock held individually by Mr.
         D. Parker; and (ii) 43,334 shares of Common Stock issuable upon exercise of presently exercisable options currently held by Mr. D. Parker.

(5) Consists of (i) 4,600 shares of Common Stock held individually by Mr. Anders; and (ii) 193,000 shares of Common Stock issuable upon exercise of presently exercisable options currently held by Mr. Anders.

(6) Consists of (i) 108,166 shares of Common Stock owned individually by Mr. Bartlett: (ii) 300,000 shares of Common Stock underlying an option granted to Resource Holdings Associates, L.P. ("Resource Holdings") as to which Mr. Bartlett is attributed beneficial ownership pursuant to Rule 13d-3; and (iii) 20,001 shares of Common Stock issuable upon exercise of presently exercisable options currently held by Mr. Bartlett. Mr. Bartlett, as a Managing Director of Resource Holdings, has shared power to vote and dispose of the 300,000 shares of Common Stock underlying Resource Holdings' option.

(7) Consists of (i) 90,424 shares of Common Stock held individually by Mr. Kaniewski; and (ii) 8,333 shares of Common Stock issuable upon exercise of presently exercisable options currently held by Mr. Kaniewski.

(8) Consists of (i) 75,000 shares of Common Stock held individually by Mr. Adler; and (ii) 20,001 shares of Common Stock issuable upon exercise of presently exercisable options currently held by Mr. Adler.

(9) Consists of (i) 75,000 shares of Common Stock held individually by Mr. Asch; and (ii) 20,001 shares of Common Stock issuable upon exercise of presently exercisable options currently held by Mr. Asch.

(10)     Consists of (i) 196,198 shares of Common Stock held individually by Mr.
         M. Parker; (ii) 43,334 shares of Common Stock issuable upon exercise of presently exercisable options currently held by Mr. M. Parker; and
         (iii) a maximum of 800,000 shares of Common Stock issuable upon conversion of the 40,000 shares of Convertible Preferred Stock currently held by Mr. M. Parker which are presently convertible. The shares of Convertible Preferred Stock convert into Common Stock on a formula basis. This number of shares of Common Stock represents the absolute maximum number of shares issuable upon conversion of the Convertible Preferred Stock. Should Mr. M. Parker convert any or all of his shares of Convertible Preferred Stock, his ownership interest in the Convertible Preferred Stock will decrease or disappear accordingly.

(11)     Consists of (i) 191,198 shares of Common Stock held individually by Mr.
         G. Parker; and (ii) a maximum of 800,000 shares of Common Stock issuable upon conversion of the 40,000 shares of Convertible Preferred Stock currently held by Mr. G. Parker which are presently convertible. The shares of Convertible Preferred Stock convert into Common Stock on a formula basis. This number of shares of Common Stock represents the absolute maximum number of shares issuable upon conversion of the Convertible Preferred Stock. Should Mr. G. Parker convert any or all of his shares of Convertible Preferred Stock, his ownership interest in the Convertible Preferred Stock will decrease or disappear accordingly.

(12)     Consists of (i) 29,300 shares of Common Stock held  individually by Mr.
         B. Parker; and (ii) a maximum of 800,000 shares of Common Stock issuable upon conversion of the 40,000 shares of Convertible Preferred Stock currently held by Mr. B. Parker which are presently convertible. The shares of Convertible Preferred Stock convert into Common Stock on a formula basis. This number of shares of Common Stock represents the absolute maximum number of shares issuable upon conversion of the Convertible Preferred Stock. Should Mr. B. Parker convert any or all of his shares of Convertible Preferred Stock, his ownership interest in the Convertible Preferred Stock will decrease or disappear accordingly.

(13) Includes presently exercisable options to purchase 636,670 shares of Common Stock at exercise prices ranging from $1.275 to $12.00 per share.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 1, 1998, the Company renewed its engagement of Resource Holdings as a financial advisor. As compensation for such engagement, the Company has agreed to pay Resource Holdings a retainer of $10,000 per month for at least one year. The Company, pursuant to the terms of its previous agreement, granted Resource Holdings a five-year option to purchase 500,000 shares of Common Stock at an exercise price of $2.00 per share, 300,000 of which are still outstanding and exercisable as of the date of this Proxy Statement.

         In May 1997, the Company entered into an Agreement to Joint Venture (the "Joint Venture Agreement") with Apollo Real Estate Advisors II, L.P., a Delaware limited partnership ("Apollo") and Watermark LLC. Pursuant to the Joint Venture Agreement, Watermark LLC receives a management fee of 1 1/2% of all costs (other than soft costs) incurred in acquiring and rehabilitating a particular project. On February 9, 1998, the Company purchased the assets of the real estate advisory business from Watermark LLC, including all of Watermark LLC's right, title and interest to the aforementioned management fees payable under the Joint Venture Agreement. The Company paid Watermark LLC $1,500,000 as consideration.

         Watermark LLC has entered into an agreement with Leonard Parker, Douglas Parker, Philip Parker, Mitchell Parker, Gregg Parker and Bradley Parker to purchase 1,413,833 shares of Common Stock for $4.75 per share. Additionally, Watermark LLC has agreed to purchase all of the outstanding Convertible Preferred Stock at par value. The consummation of the transaction contemplated under the agreement is contingent upon, among other things, financing. The agreement has recently been amended to provide for a closing to occur not later than June 18, 1999. Upon completion of the transaction, both Leonard and Doug Parker will resign from the Board of Directors, but will remain as senior executives of the Company.

                                    PART IV
Item 14. EXHIBITS AND REPORTS ON FORM 8-K.
**(a)(1) and (2)   Financial Statements:
                   --------------------
                   o  Hospitality Worldwide Services, Inc. and Subsidiaries
                   o  Report of Independent Public Accountants
                   o  Consolidated Financial Statements
(a)(3)   Exhibits

Exhibit
Number                               Exhibits
-------                              --------
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

    10.6 Employment Agreement, dated as of January 1, 1998, by and between the Company and Robert A. Berman (Incorporated by reference to Exhibit
          10.6 to the Amendment No. 1 to the Company's Form 10-K, filed on April 29, 1998, for the year ended December 31, 1997).

    10.7 Employment Agreement, dated as of January 1, 1998, by and between the Company and Howard G. Anders (Incorporated by reference to Exhibit
          10.7 to the Amendment No. 1 to the Company's Form 10-K, filed on April 29, 1998, for the year ended December 31, 1997).

*** 10.8  Amended 1996 Stock Option Plan.

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

    10.19 Registration Rights Agreement dated as of January 1, 1998, by and among the Company and the Shareholders named therein (Incorporated by reference to Exhibit 10.1 to the Company's Amended Current Report on Form 8-K, dated September 16, 1998).

    10.20 Financial Advisory Agreement dated April 10, 1997, by and between the Company and Resource Holdings Associates (Incorporated by reference to
          Exhibit 10.21 to the Company's Registration Statement on Form SB- 2, No. 333-31765).

    10.21 Master Development Agreement, dated June 5, 1998, by and between the Company and Prime Hospitality Corp. (Incorporated by reference to
          Exhibit 10 to the  Company's  Form 10-Q for the quarter ended June 30,
          1998).

  * 10.22 Stock Purchase Agreement, dated as of March 30, 1999, by and among the Company, Watermark Investments Limited LLC, Leonard Parker, Douglas Parker, Philip Parker, Mitchell Parker, Gregg Parker and Bradley Parker.

*** 10.23 Amendment to Stock Purchase Agreement, dated as of April 27, 1999, by and among the Company, Watermark Investments Limited LLC, Leonard Parker, Douglas Parker, Philip Parker, Mitchell Parker, Gregg Parker and Bradley Parker.

 ** 11 Computation of earnings per share (Incorporated herein by reference to Note 15 to the Company's Consolidated Financial Statements).

    16.1 Letter from Arthur Andersen LLP dated March 19, 1996 (Incorporated by reference to the Company's Current Report on Form 8-K/A filed March 25, 1996).

    16.2 Letter from BDO Seidman, LLP dated November 19, 1997 (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 1997).

  * 21    Subsidiaries of the Company.

 ** 23.1   Consent of Arthur Andersen LLP dated March 31, 1998.

  * 23.2   Consent of BDO Seidman, LLP dated March 31, 1998.

 ** 27     Financial Data Schedule.

---------------------------
 * Previously filed with the Company's Form 10-K for the year ended December 31, 1998, filed on April 1, 1999.
** Previously filed with Amendment No. 1 to the Company's Form 10-K for the year ended December 31, 1998, filed on April 16, 1999.
***   Filed herewith.

      (c) Reports on Form 8-K

      Form 8-K, dated January 9, 1998, filed with the Commission on January 23, 1998, as amended on March 24, 1998, April 16, 1998 and September 16, 1998, reporting Item 2, Acquisition on Distribution of Assets.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 27th day of April, 1999.

                                    HOSPITALITY WORLDWIDE SERVICES, INC.
                                    (Registrant)


                                    By:/s/ Robert A. Berman
                                    -------------------------------------
                                    Robert A. Berman, Chairman of the Board,
                                    Chief Executive Officer (principal executive
                                    officer) and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                     Title                              Date
     ---------                     -----                              -----

/s/ Robert A. Berman         Chairman of the Board,              April 28, 1999
--------------------         Chief Executive Officer
Robert A. Berman            (principal executive officer)
                             and Director



/s/ Leonard F. Parker       Chairman Emeritus of the Board       April 28, 1999
---------------------       and Director
Leonard F. Parker



/s/ Douglas A. Parker       President, Chief Operating           April 28, 1999
---------------------       Officer and Director
Douglas A. Parker



/s/ Howard G. Anders        Executive Vice President, Chief      April 28, 1999
--------------------        Financial Officer and Secretary
Howard G. Anders



/s/ Scott A. Kaniewski      Director                             April 28, 1999
----------------------
Scott A. Kaniewski



                            Director
-------------------
Louis K. Adler



/s/ George Asch             Director                             April 28, 1999
---------------
George Asch



                            Director
-----------------------
Richard A. Bartlett