Form 10-Q
period 1999-03-31
HOSPITALITY WORLDWIDE SERVICES INC
filed 1999-05-17
CIK 911434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  MARCH 31, 1999

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

                                                                /X/ Yes   / / No

                       APPLICABLE ONLY TO CORPORATE ISSUER
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 13,349,668 as of May 13, 1999.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                        PAGE NO.


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 1999
            and December 31, 1998.............................................3

            Consolidated Statements of Operations for the three
            months ended March 31, 1999 and 1998..............................4

            Consolidated Statement of Changes in Stockholders'
            Equity for the three months ended March 31, 1999..................5

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 1999 and 1998 ...........................6-7

            Notes to Consolidated Financial Statements ....................8-11

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations....................................................12-14

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K..............................15-16

Signatures...................................................................17

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

              HOSPITALITY WORLDWIDE SERVICES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                     ASSETS

                                                             March 31, 1999     December 31, 1998
                                                             --------------     -----------------
                                                               Unaudited
   Cash and cash equivalents                                      $  12,259        $   2,179
   Marketable securities                                               --              8,500
   Accounts receivable, less allowance for
     doubtful accounts of $7,398 and $7,069
                                                                     64,818           56,846
   Costs and estimated earnings in
     excess of billings
                                                                      7,656            5,567
   Advances to vendors                                               16,920           12,760
   Deferred taxes                                                     3,834            3,834
   Prepaid and other current assets                                   1,466            4,737
                                                                  ---------        ---------
            Total current assets                                    106,953           94,423
                                                                  ---------        ---------
   Property and equipment, less accumulated
     depreciation of $1,761 and $1,420
                                                                      8,589            8,716
   Goodwill and other intangibles, less
     accumulated amortization of $2,766 and
     $2,439
                                                                     24,420           24,747
   Deferred taxes                                                       701              701
   Other assets                                                       5,379            4,787
                                                                  ---------        ---------
            Total other assets                                       39,089           38,951
                                                                  ---------        ---------
                                                                  $ 146,042        $ 133,374
                                                                  =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current portion of long-term debt                              $     614        $     621
   Accounts payable                                                  32,291           32,075
   Accrued and other liabilities                                      7,541            6,559
   Billings in excess of costs and
     estimated earnings
                                                                      1,721            1,758
   Customer deposits                                                 26,282           19,864
   Loans payable                                                     15,835           10,925
   Income taxes payable                                                --                176
                                                                  ---------        ---------
            Total current liabilities                                84,284           71,978
   Long-term debt, net of current portion                             2,800            2,965
                                                                  ---------        ---------
            Total liabilities                                        87,084           74,943
                                                                  ---------        ---------

STOCKHOLDERS' EQUITY:
   Convertible  preferred stock,$.01 par
     value, $25 stated value, 5,000,000
     shares authorized, 120,000 issued
     and outstanding, $3,000,000
     liquidation preference                                           3,000            3,000
   Common stock, $.01 par value,
     50,000,000 shares  authorized,
     13,349,668 and 12,710,156 shares
     issued and outstanding                                             133              127
   Additional paid-in capital                                        56,469           56,448
   Retained earnings (deficit)                                         (644)          (1,144)
                                                                  ---------        ---------
            Total stockholders' equity                               58,958           58,431
                                                                  ---------        ---------
                                                                  $ 146,042        $ 133,374
                                                                  =========        =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                    Unaudited


                                                                      Three Months Ended March 31,
                                                                          1999        1998

Revenues                                                               $ 68,903   $ 41,290

Cost of revenues                                                         62,174     34,816
                                                                       --------   --------

    Gross profit                                                          6,729      6,474

Selling, general and administrative expenses                              5,583      4,528
                                                                       --------   --------

       Income from operations                                             1,146      1,946
                                                                       --------   --------

Other income (expense):
      Interest income                                                       251        364
      Interest expense                                                     (424)      (145)
                                                                       --------   --------
                                                                           (173)       219
                                                                       --------   --------
      Income from continuing operations before
      provision for income taxes                                            973      2,165

Provision for income taxes                                                  428        922
                                                                       --------   --------

   Income from continuing operations                                        545      1,243
                                                                       --------   --------

Discontinued operations:
   Loss from discontinued operations                                       --          (25)
   Loss on disposal of discontinued operations                             --          --
                                                                       --------   --------
   Loss from discontinued operations                                       --          (25)
                                                                       --------   --------
   Net income                                                          $    545   $  1,218
                                                                       ========   ========
Basic earnings per common share:
   Income from continuing operations                                   $   0.04   $   0.10
                                                                       --------   --------
   Discontinued operation:
     Loss from discontinued operations                                     --         --
     Loss on disposal                                                      --         --
                                                                       --------   --------
   Net income                                                          $   0.04    $  0.10
                                                                       ========   ========
Diluted earnings per common share:
   Income from continuing operations                                   $   0.04    $  0.09
                                                                       --------   --------
   Discontinued operation:
     Loss from discontinued operations                                        -          -
     Loss on disposal                                                         -          -
   Net income                                                          $   0.04    $  0.09
                                                                       ========   ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               13,293     11,820
                                                                       ========   ========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                                    13,787     13,977
                                                                       ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (in thousands)
                                    Unaudited




                              Preferred Stock           Common Stock
                             ----------------------------------------------
                             Number                Number                        Addt'l             Retained            Total
                               of       Stated       of              Par         Paid In            Earnings        Stockholders'
                             Shares      Value     Shares           Value        Capital            (Deficit)           Equity
                             ------      -----     ------           -----        -------            ---------           ------

BALANCE, JANUARY 1, 1999     120       $3,000       12,710          $127        $56,448            $(1,144)           $58,431

Stock issued in
    connection with
    acquisition               --           --          640             6             21                  --                27

Net income                    --           --           --            --             --                 545               545

Preferred dividends           --           --           --            --             --                (45)               (45)
                            ------------------------------------------------------------------- ------------------------------

Balance, March 31, 1999      120       $3,000       13,350          $133        $56,469              ($644)           $58,958
                            ==================================================================================================


The accompanying to consolidated financial statements notes are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited


                                                                       Three Months ended
                                                                           March 31,
                                                                   1999                  1998
                                                                   ----                  ----

CASH FLOWS FROM OPERATING ACTIVITES:
   Net income                                                     $545                $ 1,218
Adjustments to reconcile net income to
  net cash used in operating activities:
   Depreciation and amortization                                   657                    416
   Stock based compensation charge                                  20                    122
   Deferred income tax benefit                                      --                   (350)
(Increase) decrease in current assets:
   Accounts receivable,net                                      (7,972)                (6,513)
   Costs in excess of billings                                  (2,089)                (4,370)
   Advances to vendors                                          (4,160)                   452
   Prepaid and other current assets                               (143)                  (448)
(Increase) in other assets                                        (337)                  (236)
Increase (decrease) in current liabilities:
   Accounts payable                                                215                  2,661
   Accrued and other liabilities                                 1,033                    (13)
   Billings in excess of costs                                     (37)                  (148)
   Customer deposits                                             6,367                 (3,589)
   Income taxes payable                                           (176)                   680
                                                                -------              --------
NET CASH USED IN OPERATING ACTIVITIES                           (6,077)               (10,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of marketable securities                                 8,500                 13,946
   Purchase price of acquisition                                    --                 (1,500)
   Investment in real estate ventures                             (282)                (3,263)
   Cash acquired, upon acquisition,
     net of acquisition costs                                       --                    (62)
   Purchase of property and equipment                             (214)                (1,150)
   Repayments on mortgages receivable                            3,415                      0
   Notes receivable repayment                                       --                    342
                                                                ------                  -----
NET CASH PROVIDED BY INVESTING ACTIVITIES                       11,419                  8,313

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of loans payable                                       --                 (6,300)
   Proceeds from borrowings on loans payable                     4,910                  6,300
   Repayment of long term debt                                    (172)                  (787)
   Proceeds from exercise of stock options
     and warrants                                                   --                     35
                                                               -------                  -----
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              4,738                   (752)
                                                               -------                  -----


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            10,080                 (2,557)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   2,179                 11,964
                                                               -------                 ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $12,259                 $9,407
                                                               =======                 ======

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
      Income taxes                                    $   108        $  201
      Interest                                        $   304        $   52
NON-CASH INVESTING & FINANCING ACTIVITIES:
Net assets acquired (including goodwill)              $    --        $6,232
Stock issued for assets acquired                      $    --        $6,172
Preferred stock dividends accrued                     $    45        $   75




The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: CONSOLIDATION

The consolidated financial statements of Hospitality Worldwide Services, Inc. and Subsidiaries (the "Company") and related notes thereto as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring adjustments. The consolidated balance sheet information for December 31, 1998 was derived from the audited consolidated financial statements included in the Company's Form 10-K. These interim consolidated financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period.

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

In February 1998, the Company, through HWS Real Estate Advisory Group, Inc. purchased the assets of Watermark Investments Limited's ("Watermark") real estate advisory business, consisting primarily of contracts to perform future asset management and advisory services. Watermark is an international management company that is the general partner of and manages Watertone Holdings LP, a former shareholder of the Company. The purchase price was $1,500,000 of cash. The acquisition resulted in goodwill of approximately $1,500,000 which is being amortized on a straight-line basis over its estimated useful life of 15 years. The acquisition has been accounted for as a purchase with their results included in the consolidated financial statements of the Company from the acquisition date.

NOTE 3:     COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a separate financial statement. Comprehensive income includes net income plus other comprehensive income, which includes cumulative foreign translation adjustments and unrealized gains and losses on marketable securities that are available-for-sale. The differences between net income as reported and comprehensive income is immaterial for the three months ended March 31, 1999 and 1998.

NOTE 4:     OPERATING SEGMENTS

The Company's operating segments are based on the separate lines of business acquired over the past several years which provide different services to the hospitality industry, namely renovation, purchasing and logistics services.

                                                 Three Months Ended
                                                       March 31,
                                                  1999           1998
                                                  ----           ----

Sales to Customers:
      Renovation                               $13,844,000   $10,718,000
      Purchasing                                44,014,000    24,471,000
      Logistics                                 10,998,000     5,231,000
      General Corporate and Real Estate             47,000       870,000
                                               -----------   -----------
                                               $68,903,000   $41,290,000

Intersegment Sales:
      Renovation                               $        --   $        --
      Purchasing                                 1,914,000     2,319,000
      Logistics                                  1,414,000       516,000
      General Corporate and Real Estate                 --            --
                                                ----------   -----------
                                               $ 3,328,000   $ 2,835,000

Income (loss) from Operations:
      Renovation                               $ 1,562,000   $ 1,415,000
      Purchasing                                    61,000       279,000
      Logistics                                  1,063,000       351,000
      General Corporate and Real Estate         (1,540,000)      (99,000)
                                                ----------   -----------
                                               $ 1,146,000   $ 1,946,000

Sales to customers include sales to related parties, namely the Apollo joint venture and the ING joint venture.

The Company's revenue and assets predominately relate to the United States operations, with immaterial amounts related to foreign operations.

For the three months ended March 31, 1999, no customers accounted for over 10% of the Company's revenues. For the three months ended March 31, 1998, a major lodging company accounted for approximately 15% of the Company's revenues.

NOTE 5:     EARNINGS PER SHARE

The following table reconciles the components of basic and diluted earnings per common share for income from continuing operations for the three months ended March 31, 1999 and 1998.

                                                                    Three Months Ended
                                                                        March 31,
                                                            1999                       1998
                                                            ----                       ----
Numerator:
      Income from continuing operations                  $545,000                  $1,243,000
      Preferred stock dividends                           (45,000)                    (75,000)
                                                      -----------                 -----------
         Income available to common stockholders
            from continuing operations - Basic            500,000                   1,168,000
      Effect of dilutive securities
            Preferred stock dividends (a)                      --                      75,000
                                                      -----------                 -----------
            Income available to common stockholders
            from continuing operations - Diluted      $   500,000                  $1,243,000
                                                      ===========                  ==========
Denominator:
      Weighted average common shares outstanding -
          Basic                                        13,293,000                  11,820,000
      Effect of dilutive securities
            Stock-based compensation plans                437,000                   1,157,000
            Contingently issuable shares                   57,000
            Convertible preferred stock (a)                    --                   1,000,000
                                                       --------------------------------------
      Weighted average common and
      common equivalent shares outstanding -Diluted    13,787,000                  13,977,000

Basic earnings per common share from continuing
   operations                                               $0.04                       $0.10
Diluted earnings per common share from continuing
   operations                                               $0.04                       $0.09

(a) The common stock equivalent shares for the three months ended March 31, 1999 was 744,000 for the convertible preferred stock, which are not included in the calculation of diluted earnings per common share because the effect would be anti-dilutive.

NOTE 6: DISCONTINUED OPERATIONS

In December 1998, the Company decided to discontinue its hotel development business. The company ceased the operations associated with such business in April 1997, however the resolution date as to the recovery of costs incurred by the Company and lost profits under the master development agreement with Prime Hospitality Corporation is uncertain. The Company has restated the 1998 results of operations to reflect its hotel development business as discontinued operations.

              HOSPITALITY WORLDWIDE SERVICES INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS/OVERVIEW

The Company believes that historical comparisons of profit levels and profit percents may not be meaningful on a period to period basis because revenue recognition methodologies vary across the Company's businesses. The Company recognizes all revenues associated with a renovation or logistics project on a percentage of completion basis. As part of this process, the Company develops a complete scope of work to be performed and invoices its clients on a monthly or bi-monthly basis as work is performed. The Company recognizes as earnings that portion of the total earnings anticipated from a contract which the cost of work completed bears to the estimated total cost of the work covered by the contract. In contrast to the Company's recognition of renovation and logistics revenues, the Company recognizes procurement revenues in three ways: (i) under fixed fee service contracts, the Company recognizes earnings under the percentage of completion method. Under this method, the Company recognizes as earnings that portion of the total earnings anticipated from a contract which the efforts expended bears to the estimated efforts over the life of the contract. Earnings for variable fee service contracts are generally recognized upon completion of the associated service. (ii) as an agent, revenues include solely the service fee income while the cost of the contract includes labor and other direct costs associated with the contract and those indirect costs related to contract performance. (iii) when the Company acts as a principal, functioning in a manner similar to a purchaser and reseller of merchandise, revenues and costs of contracts also include the cost of the merchandise purchased for the customer which are recognized when the merchandise is shipped directly from the vendor to the customer.

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 1999 vs. THREE MONTHS ENDED MARCH 31, 1998

The Company experienced a significant increase in its revenues to $68,903,000 for the three months ended March 31, 1999 in comparison to $41,290,000 for the three months ended March 31, 1998, due in large part to increased revenues from the renovation and procurement businesses which had continued growth in the customer base and expansion of project scopes, as a result of increased sales and marketing efforts, and the further establishment of the Company's name in the hospitality industry.

Cost of revenues for the three months ended March 31, 1999 were $62,174,000, compared to $34,860,000 for the same period last year. This increase is due mainly to revenue growth. Gross profit, as a percent of revenue was 9.8% for the three months ended March 31, 1999 as compared to 15.6% for the same period last year. The decrease in gross profit, as a percent of revenue was due primarily to additional costs associated with the renovation of the three joint venture projects as well as a change in the sales mix in the purchasing businesses where larger dollar volume contracts yielded additional revenues without corresponding fee increases.

Selling, general and administrative expenses for the period ended March 31, 1999 have increased to $5,583,000, compared to $4,528,000 for the same period last year. Contributing to this increase is the expansion of the administrative staff to support the higher sales level. Additionally, selling, general and administrative expenses include $327,000 and $262,000 of goodwill amortization for the periods ended March 31, 1999 and 1998, respectively. As a percentage of net revenues, selling, general and administrative expenses for the three months ended March 31, 1999 have decreased to 8.1% from 11.0% for the same period last year. This reduction is the result of operating efficiencies achieved by sales growth.

Interest income decreased from $364,000 to $251,000 based on a drop in investable funds in the current quarter. Interest expense increased from $145,000 in the first quarter of 1998 to $424,000 in the first quarter of 1999 due to increased borrowings under the Company's lines of credit for working capital purposes.

The provision for income taxes in the current quarter was $428,000 based on an effective tax rate of 44.0%. For the quarter ended March 31, 1998 the provision for income taxes was $922,000 at an effective tax rate of 42.6%. The higher tax provision in 1998 was due to the higher level of pre-tax income.

As a result of the above, income from continuing operations for the three-month period ended March 31, 1999 was $545,000 compared to income from continuing operations of $1,243,000 for the same period last year.

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

Net cash used in operating activities was $6,077,000 for the three months ended March 31, 1999, compared to net cash used of $10,118,000 for the same period last year. During the three months ended March 31, 1999, the Company's accounts receivable and vendor deposits increased $12,132,000. This increase was partially offset by an increase in accounts payable, accruals and customer deposits of $7,616,000. The additional accounts receivable at March 31, 1999 are expected to be collected in full in 1999.

Net cash provided by investing activities for the three months ended March 31, 1999 was $11,419,000 compared to 8,313,000 for the three months ended March 31, 1998. The increase in cash provided is primarily the result of maturing marketable securities and the collection of a mortgage receivable.

Net cash provided by financing activities for the three months ended March 31, 1999 was $4,738,000 compared to net cash used in financing activities of $752,000 for the same period last year. The primary financing source in the three months ended March 31, 1999 was the proceeds from borrowings under the Company's lines of credit.

The Company currently has available unsecured lines of credit with Marine Midland Bank and NationsBank which provide maximum borrowings of $10,000,000 and $6,000,000 respectively. Borrowings under the lines of credit bear interest at each bank's prime lending rate. Proceeds from the borrowings are utilized to fund short-term cash requirements. At March 31, 1998, there was a total of $15,835,000 in outstanding borrowings under the lines of credit.

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

The Company has developed, and is implementing a plan, the goal of which is to assure that the Company will achieve Year 2000 readiness in time to avoid significant Year 2000 failures. The company is proceeding with its assessment of the Year 2000 readiness issues for its computer systems, business processes, facilities and equipment to assure their continued functionality. The company is continuing its assessment of the readiness of external entities, including subcontractors, suppliers, vendors, and customers that interface with the Company. To that end, the Company has taken the following actions:

  o Computer Systems. The Company periodically upgrades its computer systems as its needs require. The Company began the process of replacing or upgrading the software for its internal computer systems in 1998, and expects to complete this process, including the replacement of its financial and project management systems by the fourth quarter of 1999. Vendors of the new internal computer systems certified them to be Year 2000 compliant. The Company's computer hardware is limited to stand-alone and networked desk-top systems. The Company has assessed the Year 2000 readiness of its computer hardware and potential risks to operations, and intends to replace those systems that may pose a risk to operations in 1999. Parker FIRST, the company's new proprietary software product, has been developed and maintained by Parker Reorder. Parker FIRST software was designed to account for the Year 2000 and beyond. This software product was in use by hotel companies beginning in 1998.

  o Business Processes. The Company has and continues to assess the potential impact of Year 2000 on its business processes. Management for each division is assessing the risks of Year 2000 issues as it specifically relates to such businesses and the division's readiness. The company is in the process of contacting its key vendors, suppliers and subcontractors regarding their Year 2000 readiness.

The costs incurred for replacing or upgrading the Company's computer systems are being funded with cash flows from operations and available financing. The costs incurred principally relate to new systems being implemented to improve business functionality rather than solely to address Year 2000 issues. These costs associated with the computer systems replacements and implementation are anticipated to be approximately $2.0 to $3.0 million.

The Company believes that its internal computer systems, facilities, and equipment will be Year 2000 compliant. However there is no assurance that all of the planned upgrades will be completed in time or function as intended. As the Company has no contingency plan other than to deal as expeditiously as possible with situations if and when they arise, the Company may experience significant disruptions, the costs of which the Company is unable to estimate at this time. The Company also believes that disruptions in some of its vendors' or subcontractors' operations will not significantly affect its projects because the Company has relationships with other vendors and subcontractors with similar expertise. The company cannot assume, however, that an adequate supply of vendors or subcontractors will be available.
                                       14

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K
      (a)   Exhibits
               11     Computation of earnings per share (Incorporated  herein by
                      reference  to  Note  5  to  the   Company's   Consolidated
                      Financial Statements).


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


Dated:  May 14, 1999