Form 10-Q
period 1999-06-30
HOSPITALITY WORLDWIDE SERVICES INC
filed 1999-08-16
CIK 911434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 1999

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

                                 (X) Yes ( ) No

                       APPLICABLE ONLY TO CORPORATE ISSUER

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 13,352,664 as of August 13, 1999.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                        PAGE NO.


PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1999
          and December 31, 1998..............................................3

          Consolidated Statements of Operations for the three
          months ended June 30, 1999 and 1998 and the six months
          ended June 30, 1999 and 1998.......................................4

          Consolidated Statement of Changes in Stockholders'
          Equity for the six months ended June 30, 1999......................5

          Consolidated Statements of Cash Flows for the six
          months ended June 30, 1999 and 1998 ...............................6

          Notes to Consolidated Financial Statements ......................7-9

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations.....................................................10-13

PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings.................................................13

Item 6.   Exhibits and Reports on Form 8-K..................................13

Signatures..................................................................14

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

              HOSPITALITY WORLDWIDE SERVICES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                     ASSETS

                                                           June 30, 1999  December 31,
                                                             Unaudited       1998

Cash and cash equivalents                                    $   9,508   $   2,179
Marketable securities                                             --         8,500
Accounts receivable, less allowance for
      doubtful accounts of $7,249 and $7,069                    58,495      56,846
Costs and estimated earnings in excess of
      billings                                                   9,864       5,567
Advances to vendors                                             17,282      12,760
Deferred taxes                                                   3,834       3,834
Prepaid and other current assets                                 1,704       4,737
                                                              --------   ---------
     Total current assets                                      100,687      94,423
                                                              --------   ---------
Property and equipment, less accumulated
     depreciation of $2,286 and $1,420                           8,746       8,716
Goodwill and other intangibles, less
     accumulated amortization of $3,055 and
     $2,439                                                     24,131      24,747
Deferred taxes                                                     701         701
Other assets                                                     5,560       4,787
                                                              --------   ---------
     Total other assets                                         39,138      38,951
                                                             ---------   ---------
                                                             $ 139,825    $133,374
                                                             =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt                            $     619   $     621
Accounts payable                                                27,448      32,075
Accrued and other liabilities                                    6,627       6,735
Billings in excess of costs and estimated
    earnings                                                       996       1,758
Customer deposits                                               27,302      19,864
Loans payable                                                   15,835      10,925
                                                              --------   ---------
     Total current liabilities                                  78,827      71,978
Long-term debt, net of current portion                           2,646       2,965
                                                              --------   ---------
     Total liabilities                                       $  81,473   $  74,943

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $.01 par
     value, $25 stated value, 5,000,000 shares
     authorized, 120,000 issued and
     outstanding, $3,000,000 liquidation
     preference                                                  3,000       3,000
Common stock, $.01 par value, 50,000,000
     shares authorized, 13,352,664 and
     12,710,156 shares issued and outstanding                      133         127
Additional paid-in capital                                      56,468      56,448
Retained earnings (deficit)                                     (1,249)     (1,144)
                                                             ---------   ---------
     Total stockholders' equity                                 58,352      58,431
                                                             ---------   ---------
                                                             $ 139,825   $ 133,374
                                                             =========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                    Unaudited


                                                                                 Three Months Ended       Six Months Ended
                                                                                      June 30,               June 30,
                                                                                  1999       1998         1999         1998
                                                                                  ----       ----         ----         ----
Revenues                                                                        $66,041     $52,359    $134,944     $93,649
Cost of revenues                                                                 60,163      44,642     122,337      79,458
                                                                              ---------     -------   ---------   ---------
    Gross profit                                                                  5,878       7,717      12,607      14,191
Selling, general and administrative expenses                                      6,638       4,967      12,222       9,513
                                                                              ---------     -------   ---------   ---------
    Income (loss) from operations                                                  (760)      2,750         385       4,678

Other income (expense):
    Interest income                                                                 291         366         542         730
    Interest and other expense                                                     (518)       (115)       (942)       (260)
                                                                              ---------     -------   ---------   ---------
    Income (loss) from continuing operations
    before provision for income taxes                                              (987)      3,001         (15)      5,148
Provision (benefit) for income taxes                                               (428)      1,294          --       2,198
                                                                              ---------     -------   ---------   ---------
    Income (loss) from continuing operations                                       (559)      1,707         (15)      2,950

Discontinued operations:
    Loss from discontinued operations                                                --        (124)        --         (149)
    Loss on disposal of discontinued operations                                      --        --           --           --
                                                                              ---------     -------   ---------   ---------
    Loss from discontinued operations                                                --        (124)        --         (149)
                                                                              ---------     -------   ---------   ---------
    Net income (loss)                                                             ($559)     $1,583        ($15)     $2,801
                                                                              =========     =======   =========   =========

Basic earnings per common share:
    Income (loss) from continuing operations                                     ($0.05)      $0.14   ($   0.01)  $    0.23
    Discontinued operation:
      Loss from discontinued operations                                              --       (0.01)         --       (0.01)
      Loss on disposal                                                               --        --            --          --
                                                                              ---------     -------   ---------   ---------
    Net income (loss)                                                            ($0.05)      $0.13      ($0.01)      $0.22
                                                                              =========     =======   =========   =========

Diluted earnings per common share:
    Income (loss) from continuing operations                                         (a)      $0.12          (a)      $0.21
    Discontinued operation:
      Loss from discontinued operations                                              --          --          --       (0.01)
      Loss on disposal                                                               --          --          --          --
                                                                              ---------     -------   ---------   ---------

    Net income (loss)                                                                (a)      $0.12         (a)       $0.20
                                                                              =========   =========   =========   =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                       13,350      11,920      13,322      11,920
                                                                              =========   =========   =========   =========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING                                                              (a)      13,728         (a)      13,912
                                                                              =========   =========   =========   =========

(a)         antidilutive

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (in thousands)
                                    Unaudited


                                   Preferred Stock    Common Stock
                                   Number              Number                 Addt'l        Retained      Total
                                   of       Stated     of          Par        Paid in       Earnings   Stockholders'
                                   Shares   Value      Shares      Value      Capital       (Deficit)     Equity
                                   ------   -----      ------      -----      -------       ---------     ------
BALANCE, JANUARY 1, 1999           120      $3,000     12,710      $127       $56,448       ($1,144)     $58,431
Exercise of stock options
    and warrants
                                     -           -          3         -            26             -           26

Stock issued in connection
   with acquisition                  -           -        640         6            (6)            -            -
Net loss                             -           -          -         -             -           (15)         (15)
Preferred dividends                  -           -          -         -             -           (90)         (90)
                                   ---      ------     ------      ----       -------       -------     --------
Balance, June 30, 1999             120      $3,000     13,353      $133       $56,468       ($1,249)    ($58,352)

The accompanying notes to consolidated financial statements are an integral part of these statements. .

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                                      Six Months ended
                                                                                           June 30,
                                                                                 1999                  1998
                                                                                 ----                  ----

CASH FLOWS FROM OPERATING ACTIVITES:
   Net income (loss)                                                           $    (15)              $  2,801
Adjustments to reconcile net income to
  net cash used in operating activities:
   Depreciation and amortization                                                  1,482                    839
   Stock based compensation charge                                                   30                    268
   Deferred income tax benefit                                                       --                   (320)
(Increase) decrease in current assets:
   Accounts receivable, net                                                      (1,649)               (24,420)
   Costs in excess of billings                                                   (4,297)                 1,807
   Advances to vendors                                                           (4,522)                (1,362)
   Prepaid and other current assets                                                (382)                (1,025)
(Increase) in other assets                                                         (158)                (1,090)
Increase (decrease) in current liabilities:
   Accounts payable                                                              (4,627)                 8,844
   Accrued and other liabilities                                                   (202)                 1,631
   Billings in excess of costs                                                     (762)                     3
   Customer deposits                                                              7,438                    619
                                                                               --------               --------
NET CASH USED IN OPERATING ACTIVITIES                                            (7,664)               (11,423)
                                                                               --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of marketable securities                                                  8,500                 18,916
   Purchase price of acquisition                                                     --                 (1,500)
   Investment in real estate ventures                                              (615)                (2,359)
   Cash acquired, upon acquisition,
     net of acquisition costs                                                        --                    (62)
   Purchase of property and equipment                                              (896)                (2,477)
   Repayments on mortgages receivable                                             3,415                      0
   Investment in mortgages receivable                                                --                 (3,203)
                                                                               --------               --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                        10,404                  9,315
                                                                               --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of loans payable                                                        --                 (7,300)
   Proceeds from borrowings on loans payable                                      4,910                 11,750
   Repayment of long term debt                                                     (321)                  (986)
   Proceeds from exercise of stock options
     and warrants                                                                    --                    733
                                                                               --------               --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         4,589                  4,197
                                                                               --------               --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              7,329                 (2,089)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    2,179                 11,964
                                                                               --------               --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  9,508               $ 14,053
                                                                               ========               ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Income taxes                                                                  $    120               $  1,442
 Interest                                                                      $    694               $    268
NON-CASH INVESTING & FINANCING ACTIVITIES:
Net assets acquired (including goodwill)                                       $     --               $  6,232
Stock issued for assets acquired                                               $     --               $  6,172
Preferred stock dividends accrued                                              $     90               $    150

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: CONSOLIDATION

The consolidated financial statements of Hospitality Worldwide Services, Inc. and Subsidiaries (the "Company") and related notes thereto as of June 30, 1999 and for the three months and six months ended June 30, 1999 and 1998 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring adjustments. The consolidated balance sheet information for December 31, 1998 was derived from the audited consolidated financial statements included in the Company's Form 10-K. These interim consolidated financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period.

NOTE 2: ACQUISITION

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


NOTE 3:     COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a separate financial statement. Comprehensive income includes net income plus other comprehensive income, which includes cumulative foreign translation adjustments and unrealized gains and losses on marketable securities that are available-for-sale. The differences between net income as reported and comprehensive income is immaterial for the three and six months ended June 30, 1999 and 1998.

NOTE 4:     OPERATING SEGMENTS

The Company's operating segments are based on the separate lines of business acquired over the past several years which provide different services to the hospitality industry, namely renovation, purchasing and logistics services.

                                                                  Three Months Ended                 Six Months Ended
                                                                        June 30                            June 30
                                                           1999              1998              1999                  1998
                                                           ----              ----              ----                  ----
Sales to Customers:
      Renovation                                        $  8,524,000       $ 16,367,000      $ 22,368,000      $ 27,085,000
      Purchasing                                          48,202,000         29,670,000        92,216,000        54,141,000
      Logistics                                            9,284,000          4,434,000        20,282,000         9,665,000
      General Corporate and Real Estate                       31,000          1,888,000            78,000         2,758,000
---------------------------------------------------------------------------------------------------------------------------
                                                        $ 66,041,000       $ 52,359,000      $134,944,000      $ 93,649,000
Inter-segment Sales:
      Renovation                                        $         --       $         --      $         --       $        --
Purchasing                                                   236,000          6,082,000         2,150,000         8,401,000
      Logistics                                              912,000            784,000         2,326,000         1,300,000
      General Corporate and Real Estate                           --                 --                --                --
---------------------------------------------------------------------------------------------------------------------------
                                                        $  1,148,000        $ 6,866,000      $  4,476,000       $ 9,701,000
Income (loss) from Operations:
      Renovation                                        $    139,000        $ 1,453,000         1,700,000       $ 2,868,000
      Purchasing                                             225,000            445,000           286,000           724,000
      Logistics                                              427,000            277,000         1,490,000           628,000
      General Corporate and Real Estate                   (1,551,000)           575,000        (3,091,000)          458,000
---------------------------------------------------------------------------------------------------------------------------
                                                       ($    760,000)       $ 2,750,000      $    385,000       $ 4,678,000

Sales to customers include sales to related parties, namely the Apollo joint venture and the ING joint venture.

The Company's revenue and assets predominately relate to the United States operations, with immaterial amounts related to foreign operations.

For the three and six months ended June 30, 1999, no customers accounted for over 10% of the Company's revenues. For the three and six months ended June 30, 1998, no customers accounted for over 10% of the Company's revenues.

NOTE 5:     EARNINGS PER SHARE

The following table reconciles the components of basic and diluted earnings per common share for income from continuing operations for the three and six months ended June 30, 1999 and 1998.

                                                                       Three Months Ended                    Six Months Ended
                                                                           June 30,                              June 30,
                                                                       1999            1998             1999                1998
                                                                       ----            ----             ----                ----
Numerator:
      Income from continuing operations                             ($ 559,000)      $1,707,000           ($15,000)    $  2,950,000
      Preferred stock dividends                                        (45,000)         (75,000)           (90,000)        (150,000)
                                                                    ----------     ------------      -------------     ------------
         Income available to common stockholders
            from continuing operations - Basic                        (604,000)       1,632,000           (105,000)       2,800,000
      Effect of dilutive securities
            Preferred stock dividends                                       (a)          75,000                 (a)         150,000
                                                                    ----------     ------------      -------------     ------------
            Income available to common stockholders
            from continuing operations - Diluted                    $ (604,000)      $1,707,000          ($105,000)      $2,950,000
                                                                    ==========     ============      =============     ============
Denominator:
      Weighted average common shares outstanding -
          Basic                                                     13,350,000       11,920,000         13,322,000       11,920,000
      Effect of dilutive securities
            Stock-based compensation plans                                  (a)         808,000                 (a)         992,000
            Contingently issuable shares                                    (a)              --                 (a)              --
            Convertible preferred stock                                     (a)       1,000,000                 (a)       1,000,000
                                                                    ----------     ------------      -------------     ------------
      Weighted average common and
      common equivalent shares outstanding-Diluted                          (a)      13,728,000                 (a)      13,912,000
                                                                    ==========     ============      =============     ============

Basic earnings per common share from continuing
   operations                                                           ($0.05)           $0.14              $0.01)           $0.23
Diluted earnings per common share from continuing
      operations                                                            (a)           $0.12                 (a)           $0.21

(a)         antidilutive.


NOTE 6: DISCONTINUED OPERATIONS

In December 1998, the Company decided to discontinue its hotel development business. The Company ceased the operations associated with such business in April 1999, however the resolution date as to the recovery of costs incurred by the Company and lost profits under the master development agreement with Prime Hospitality Corporation is uncertain. The Company has restated the 1998 results of operations to reflect its hotel development business as discontinued operations.

ITEM 2.       HOSPITALITY WORLDWIDE SERVICES INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Company believes that historical comparisons of profit levels and profit percents may not be meaningful on a period to period basis because revenue recognition methodologies vary across the Company's businesses. The Company recognizes all revenues associated with a renovation or logistics project on a percentage of completion basis. As part of this process, the Company develops a complete scope of work to be performed and invoices its clients on a monthly or bi-monthly basis as work is performed. The Company recognizes as earnings that portion of the total earnings anticipated from a contract which the cost of work completed bears to the estimated total cost of the work covered by the contract. In contrast to the Company's recognition of renovation and logistics revenues, the Company recognizes procurement revenues in three ways: (i) under fixed fee service contracts, the Company recognizes earnings under the percentage of completion method. Under this method, the Company recognizes as earnings that portion of the total earnings anticipated from a contract which the efforts expended bears to the estimated efforts over the life of the contract. Earnings for variable fee service contracts are generally recognized upon completion of the associated service. (ii) as an agent, revenues include solely the service fee income while the cost of the contract includes labor and other direct costs associated with the contract and those indirect costs related to contract performance. (iii) when the Company acts as a principal, functioning in a manner similar to a purchaser and reseller of merchandise, revenues and costs of contracts also include the cost of the merchandise purchased for the customer which are recognized when the merchandise is shipped directly from the vendor to the customer.

THREE MONTHS ENDED JUNE 30, 1999 vs. THREE MONTHS ENDED JUNE 30, 1998
The Company posted a 26% increase in revenues to $66,041,000 for the second quarter of 1999 as compared to $52,359,000 for the comparable period in 1998. The increase was primarily due to increased revenues from the procurement and logistics businesses which experienced continued growth in the number and scope of projects, as the result of increased efforts in sales and marketing.

Cost of revenues for the three months ended June 30, 1999 were $60,163,000 compared to $44,642,000 for the same period last year. The increase is primarily due to revenue growth. Gross profit, as a percent of revenue was 8.9% in the current quarter, as compared to 14.7% for the second quarter last year. The decrease in gross profit, as a percent of revenue was due primarily to additional costs associated with the renovation of the three joint venture projects as well as a change in the sales mix in the procurement and logistics business where larger dollar volume contracts yielded additional revenues without corresponding fee or profit increases.

Selling, general and administrative expenses for the quarter ended June 30, 1999 increased to $6,638,000, compared to $4,967,000 for the second quarter last year. A major contributor to this increase is the expansion of the administrative staff to support the higher sales level. Further, the Company incurred charges to close certain offices and terminate employees as part of the Company's on going facility rationalization program. Additionally, selling, general and administrative expenses include $287,000 and $264,000 of goodwill amortization for the quarter ended June 30, 1999 and 1998, respectively. As a percentage of net revenues, selling, general and administrative expenses for the quarter ended June 30, 1999 have remained relatively unchanged, to 10.1% in the current quarter versus 9.5% in the prior year's quarter.

Interest income decreased from $366,000 to $291,000 due to a decline in investable funds in the current quarter. Interest expense increased from $115,000 in the second quarter of 1998 to $388,000 in the second quarter of 1999 due to increased borrowings under the Company's lines of credit.

The provision for income taxes in the current quarter was a credit of $428,000 representing a reversal of the provision recorded in the first quarter based on near breakeven pretax income for the year-to-date. For the second quarter of 1998, the provision for income taxes was $1,294,000 at an effective rate of 43.1%.

As a result of the above, the loss from continuing operations for the three month period ended June 30, 1999 was $559,000 compared to income from continuing operations of $1,707,000 for the same period last year.

SIX MONTHS ENDED JUNE 30, 1999 vs. SIX MONTHS ENDED JUNE 30, 1998
The Company experienced a significant increase in its revenues to $134,944,000 for the six months ended June 30, 1999 in comparison to $93,649,000 for the six months ended June 30, 1998, due in large part to increased revenues from the logistics and procurement businesses which had continued growth in the customer base and expansion of project scopes, as a result of increased sales and marketing efforts, and the further establishment of the Company's name in the hospitality industry.

Cost of revenues for the six months ended June 30, 1999 were $122,337,000, compared to $79,458,000 for the same period last year. This increase is due mainly to revenue growth. Gross profit, as a percent of revenue was 9.3% for the six months ended June 30, 1999 as compared to 15.2% for the same period last year. The decrease in gross profit, as a percent of revenue was due primarily to additional costs associated with the renovation of the three joint venture projects as well as a change in the sales mix in the purchasing businesses where larger dollar volume contracts yielded additional revenues without corresponding fee increases.

Selling, general and administrative expenses for the six month period ended June 30, 1999 have increased to $12,222,000, compared to $9,513,000 for the same period last year. Contributing to this increase is the expansion of the administrative staff to support the higher sales level. Further, the Company incurred charges to close certain offices and terminate employees as part of the Company's on going facility rationalization program. Additionally, selling, general and administrative expenses include $585,000 and $526,000 of goodwill amortization for the periods ended June 30, 1999 and 1998, respectively. As a percentage of net revenues, selling, general and administrative expenses for the six months ended June 30, 1999 have decreased to 9.1% from 10.2% for the same period last year. This reduction is the result of operating efficiencies achieved by sales growth.

Interest income decreased from $730,000 to $542,000 based on a decline in investable funds in the current six months. Interest expense increased from $260,000 in the first six months of 1998 to $812,000 in the first six months of 1999 due to increased borrowings under the Company's lines of credit for working capital purposes.

There was no provision for income taxes in the current six month period as the Company incurred a small loss from continuing operations before provision for income taxes. For the six months ended June 30, 1998, the provision for income taxes was $2,198,000 at an effective tax rate of 42.7%.

As a result of the above, the loss from continuing operations for the six month period ended June 30, 1999 was $16,000 compared to income from continuing operations of $2,950,000 for the same period last year.

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

Net cash used in operating activities was $7,664,000 for the six months ended June 30, 1999, compared to net cash used of $11,423,000 for the same period last year. During the six months ended June 30, 1999, the Company's accounts receivable and vendor deposits increased $6,171,000. This increase was partially offset by an increase in accounts payable, accruals and customer deposits of $2,609,000. The additional accounts receivable at June 30, 1999 are expected to be collected in full in 1999.

Net cash provided by investing activities for the six months ended June 30, 1999 was $10,404,000 compared to 9,315,000 for the six months ended June 30, 1998. The increase in cash provided is primarily the result of maturing marketable securities and the collection of a mortgage receivable.

Net cash provided by financing activities for the six months ended June 30, 1999 was $4,589,000 compared to net cash provided by financing activities of $4,197,000 for the same period last year. The primary financing source in the six months ended June 30, 1999 was the proceeds from borrowings under the Company's lines of credit.

The Company currently has available unsecured lines of credit with Marine Midland Bank and NationsBank which provide maximum borrowings of $10,000,000 and $6,000,000 respectively. Borrowings under the lines of credit bear interest at each bank's prime lending rate. Proceeds from the borrowings are utilized to fund short-term cash requirements. At June 30, 1998, there was a total of $15,835,000 in outstanding borrowings under the lines of credit.

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

The Company has developed, and is implementing a plan, the goal of which is to assure that the Company will achieve Year 2000 readiness in time to avoid significant Year 2000 failures. The Company is proceeding with its assessment of the Year 2000 readiness issues for its computer systems, business processes, facilities and equipment to assure their continued functionality. The Company is continuing its assessment of the readiness of external entities, including subcontractors, suppliers, vendors, and customers that interface with the Company. To that end, the Company has taken the following actions:

o Computer Systems. The Company periodically upgrades its computer systems as its needs require. The Company began the process of replacing or upgrading the software for its internal computer systems in 1998, and expects to complete this process to achieve Year 2000 readiness by the fourth quarter of 1999. Vendors of the new internal computer systems certified them to be Year 2000 compliant. The Company's computer hardware is limited to stand-alone and networked desk-top systems. The Company has assessed the Year 2000 readiness of its computer hardware and potential risks to operations, and intends to replace those systems that may pose a risk to operations in 1999. Parker FIRST, the company's new proprietary software product, has been developed and maintained by Parker Reorder. Parker FIRST software was designed to account for the Year 2000 and beyond. This software product was in use by hotel companies beginning in 1998.

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

PART II.  OTHER INFORMATION

Item 3.     LEGAL PROCEEDINGS
On June 1, 1998, an action (the "State Action") was brought against the Company by West Atlantic Corp. ("West Atlantic") in the Supreme Court of the State of New York. The State Action alleged that the Company retained West Atlantic pursuant to an agreement dated March 1, 1995 (the "Agreement") to perform certain marketing and selling services for the Company. The State Action further alleged that fees were earned and not paid under the Agreement and seeks damages relating to breach of contract of not less than $10,000,000, damages with respect to "significant benefits to the Company" in an amount not less than $5,000,000 and damages relating to breach of the duties of good faith and fair dealing in an amount of not less than $10,000,000. The Company has denied and continues to deny all of the allegations and claims of wrongdoing made by West Atlantic in the State Action. However, in order to avoid further expense, the Company has reached an agreement in principle with West Atlantic pursuant to which it has agreed to pay $50,000 and to issue restricted shares having a market value of $200,000 to West Atlantic (with registration rights). A settlement agreement is currently being negotiated. In connection with the State Action, the Company brought claims in federal and state court against Tova Schwartz, the former President and Chief Executive Officer of the Company's predecessor, seeking indemnity and punitive damages. The state and federal actions claim that, among other things, Schwartz failed to disclose to the Company the existence of the Agreement when the Company purchased from Schwartz certain shares of Common Stock of the Company which she then held. Schwartz' motion for dismissal of the Company's State Action indemnification claims was denied on June 28, 1999. The Company is still pursuing these claims against Schwartz. The federal action has been stayed, subject to reinstatement upon notice by either party.

Item 5. OTHER INFORMATION
In March 1999 Watermark Investments Limited LLC ("Watermark"), an entity affiliated with Robert A. Berman, the Company's Chairman of the Board and Chief Executive Officer, entered into an agreement (the "Parker Agreement") with Leonard F. Parker, a Director of the Company, Douglas A. Parker, President and a Director of the Company, and several other members of the Parker family (collectively referred to as the "Parker Family") pursuant to which the Parker Family agreed to sell to Watermark all of the remaining shares of Convertible Preferred Stock of the Company held by the Parker Family and 1,397,000 shares of Common Stock of the Company, constituting substantially all of the Common Stock held by the Parker Family. Also, pursuant to the Parker Agreement and subject to the closing of the transactions contemplated thereunder, Leonard F. Parker and Douglas A. Parker agreed to resign as Directors of the Company, and Douglas A. Parker agreed to relinquish his position as President of the Company. The Parker Agreement was amended in April 1999 to provide for a closing on the transactions contemplated by the Parker Agreement to occur not later than June 18, 1999. None of the transactions contemplated under the Parker Agreement have been consummated and the Parker Agreement was terminated on June 21, 1999. Consequently, the Parker Family retains ownership of all of the shares of Convertible Preferred Stock and the 1,397,000 shares of Common Stock of the Company. Leonard F. Parker and Douglas A. Parker remain members of the Company's Board of Directors and Douglas A. Parker remains as the Company's President.

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

                                      HOSPITALITY WORLDWIDE SERVICES, INC.


                                      By:  /S/ Robert A. Berman
                                           ----------------------------------
                                           ROBERT A. BERMAN
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER


                                      By:  /S/ HOWARD G. ANDERS
                                           ----------------------------------
                                           HOWARD G. ANDERS
                                           EXECUTIVE VICE PRESIDENT,
                                           CHIEF FINANCIAL OFFICER (PRINCIPAL
                                           FINANCIAL OFFICER, PRINCIPAL
                                           ACCOUNTING OFFICER) AND SECRETARY


Dated:  August 13, 1999