Form 10-Q
period 1999-09-30
HOSPITALITY WORLDWIDE SERVICES INC
filed 1999-11-19
CIK 911434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 1999

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission File Number: 0-23054

                      HOSPITALITY WORLDWIDE SERVICES, INC.
             (exact name of registrant as specified in its charter)

         NEW YORK                                11-3096379
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)
--------------------------------------------------------------------------------

201 ALHAMBRA CIRCLE, CORAL GABLES, FL                          33134
(Address of principal executive offices)                      (Zip Code)
--------------------------------------------------------------------------------
                                 (305) 774-3200
              (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------

Check whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                (X) Yes   ( ) No

                       APPLICABLE ONLY TO CORPORATE ISSUER
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 14,663,563 as of November 12, 1999.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                         PAGE NO
                                                                         -------


PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1999
          and December 31, 1998...............................................3

          Consolidated  Statements of Operations  for the three months ended September 30, 1999 and 1998 and the nine months
          ended September 30, 1999 and 1998...................................4

          Consolidated Statement of Changes in Stockholders'
          Equity for the nine months ended September 30, 1999.................5

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1999 and 1998 ...........................6

          Notes to Consolidated Financial Statements ......................7-10

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations......................................................11-15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................TBA

Item 5.   Other Information................................................TBA

Item 6.   Exhibits and Reports on Form 8-K.................................TBA

Signatures.................................................................TBA

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

              HOSPITALITY WORLDWIDE SERVICES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                     ASSETS

                                                            September 30, 1999         December 31, 1998
                                                                Unaudited

Cash and cash equivalents                                       $   6,862                 $   2,179
Marketable securities                                                --                       8,500
Accounts receivable, less allowance for
       doubtful accounts of $ 1,234 and $444                       30,094                    34,375
Costs and estimated earnings in excess of
   billings                                                           407                       498
Advances to vendors                                                19,268                    12,760
Income taxes receivable                                             4,250                      --
Deferred taxes                                                       --                       3,834
Prepaid and other current assets                                      965                       891
Net current assets of discontinued operations                         423                    20,367
                                                               ----------                 ---------
     Total current assets                                          62,269                    83,404
                                                               ----------                 ---------
Property and equipment, less accumulated
   depreciation of $ 1,679 and $1,432                               5,339                     8,227
Goodwill and other intangibles, less
   accumulated amortization of $854 and $554                       11,140                    17,762
Deferred taxes                                                       --                         701
Other assets                                                          509                       783
Non-current assets of discontinued operations                       1,800                    11,478
                                                               ----------                 ---------
                                                                $  81,057                 $ 122,355
                                                                =========                 =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt                               $     602                 $     621
Accounts payable                                                   22,404                    24,516
Accrued and other liabilities                                       3,961                     4,630
Billings in excess of costs and estimated
   earnings                                                           255                       227
Customer deposits                                                  24,512                    19,864
Loans payable                                                      15,835                    10,925
Income taxes payable                                                 --                         176
                                                               ----------                 ---------
     Total current liabilities                                     67,569                    60,959
Long-term debt, net of current portion                              2,492                     2,965
                                                               ----------                 ---------
     Total liabilities                                             70,061                    63,924

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $.01 par
   value, $25 stated value, 5,000,000
   shares authorized, 40,000 and 120,000
   shares issued and outstanding, $1,000
   and $3,000 liquidation preference
                                                                    1,000                     3,000
Common stock, $.01 par value, 50,000,000
   shares authorized, 14,237,622 and
   12,710,156 shares issued and outstanding                           142                       127
Additional paid-in capital                                         58,505                    56,448
Accumulated deficit                                               (48,651)                   (1,144)
                                                               ----------                 ---------
     Total stockholders' equity                                    10,996                    58,431
                                                               ----------                 ---------
                                                                $  81,057                 $ 122,355
                                                                =========                 =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                    Unaudited

                                                                 Three Months Ended                          Nine Months Ended
                                                                   September 30,                                September 30,
                                                             1999                  1998                 1999                 1998
                                                             ----                  ----                 ----                 ----

Revenues                                                   $ 52,840             $ 45,687             $165,339              $120,478
Cost of revenues                                             51,536               41,336              154,799               107,333
                                                           --------             --------             --------              --------
    Gross profit                                              1,304                4,351               10,540                13,145
Selling, general and administrative expenses                  7,579                5,066               17,589                12,236
Asset impairment charge                                       9,017                    -                9,017                     -
                                                          ---------             --------            ---------             ---------
    Income (loss) from operations                           (15,292)                (715)             (16,066)                  909

Other income (expense):
    Interest income                                              76                  518                  618                 1,248
    Interest and other expense                                 (281)                (191)              (1,224)                 (451)
                                                           ---------            --------           ----------             ---------
    Income (loss) from continuing operations
    before provision for income taxes                       (15,497)                (388)             (16,672)               1,706
Provision (benefit) for income taxes                            755                 (155)                 285                  682
                                                          ---------             --------            ---------              -------
    Income (loss) from continuing operations                (16,252)                (233)             (16,957)               1,024
                                                          ---------             --------            ---------              -------

Discontinued operations:
    Income (loss) from discontinued operations              (20,045)               2,531               (19,355)               4,075
    Loss on disposal of discontinued operations             (11,060)                   -               (11,060)                   -
                                                          ---------             --------              --------             --------
                                                            (31,105)               2,531               (30,415)               4,075
                                                           --------             --------               -------             --------
    Net income (loss)                                      ($47,357)              $2,298              ($47,372)              $5,099
                                                           ========             ========               ===========         =========

Basic earnings per common share:
    Income (loss) from continuing operations                 ($1.22)             ($ 0.03)            ($  1.28)               $0.07
    Discontinued operations:
      Income (loss) from discontinued operations              (1.50)                0.21                (1.45)                0.34
      Loss on disposal                                        (0.83)                   -                (0.83)                   -
                                                           --------             --------               ------              -------
    Net income (loss)                                       ($ 3.55)              $ 0.18              ($ 3.56)               $0.41
                                                           ========             ========              =======              ========

Diluted earnings per common share:
    Income (loss) from continuing operations                     (a)                  (a)                  (a)               $0.06
    Discontinued operations:
      Income (loss) from discontinued operations                 (a)                  (a)                  (a)                0.32
      Loss on disposal                                           (a)                   -                   (a)                   -
                                                          ---------             --------            ---------              -------

    Net income (loss)                                            (a)                  (a)                  (a)               $0.38
                                                          =========             ========              =======              =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   13,353               12,112               13,332               11,952
                                                          =========             ========            =========              =======
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING                                           (a)                  (a)                  (a)              12,651
                                                          =========             ========            =========              =======

(a)         antidilutive

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (in thousands)
                                    Unaudited

                                      Preferred Stock         Common Stock
                                      ---------------         ------------
                                      Number                 Number             Addt'l                         Total
                                      of          Stated     of         Par     Paid in       Accumulated   Stockholders
                                      Shares       Value     Shares     Value   Capital       Deficit           Equity
                                      ------       -----     ------     -----   -------       -------           ------

BALANCE, JANUARY 1, 1999               120        $3,000     12,710     $127     $56,448       ($1,144)        $58,431

Exercise of stock options                -             -         41        -          72             -              72

Conversion of preferred stock          (80)        (2,000)      847        9       1,991             -              -

Stock issued in connection
   with acquisition                      -             -        640        6         (6)             -              -

Net loss                                 -             -          -        -          -        (47,372)       (47,372)

Preferred dividends                      -             -          -        -          -           (135)          (135)
                                       ---       -------     ------     ----    -------      ---------        -------

Balance, September 30, 1999             40        $1,000     14,238     $142    $58,505       ($48,651)       $10,996
                                       ===       =======     ======     ====    =======      =========        =======

The accompanying notes to consolidated financial statements are an integral part of these statements. .

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                              Nine Months Ended
                                                                                September 30,
                                                                          1999                  1998
                                                                          ----                  ----
CASH FLOWS FROM OPERATING ACTIVITES:
   Net income (loss)                                                   $ (47,372)             $ 5,099
Adjustments to reconcile net income to
   net cash used in operating activities:
   Depreciation and amortization                                           1,092                1,103
   Deferred income tax provision (benefit)                                 4,535                 (320)
   Loss from discontinued operations                                      19,355               (4,075)
   Loss on disposal of discontinued operations                            11,060                    -
   Asset impairment charge                                                 9,017                    -
(Increase) decrease in current assets:
   Accounts receivable, net                                                4,281               (6,483)
   Costs and estimated earnings in excess of billings                         91                  301
   Advances to vendors                                                    (6,508)              (3,374)
   Income taxes receivable                                                (4,250)                   -
   Prepaid and other current assets                                          (74)                 372
(Increase) decrease in other assets                                          274                  (26)
Increase (decrease) in current liabilities:
   Accounts payable                                                       (1,977)               6,045
   Accrued and other liabilities                                            (669)               1,634
   Billings in excess of costs and estimated earnings                         28                    -
   Customer deposits                                                       4,648                  209
   Income taxes payable                                                     (176)                 903
                                                                         --------            --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (6,645)               1,388
                                                                       ---------              -------
NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED
  OPERATIONS                                                              (3,543)             (19,052)
                                                                       ----------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of marketable securities                                           8,500               18,916
   Notes receivable repayment                                                  -                  342
   Cash acquired, upon acquisition,
     net of acquisition costs                                                  -                  (62)
   Purchase of property and equipment                                       (599)              (2,875)
                                                                       ---------             ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                  7,901               16,321
                                                                       ---------             --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
  OF DISCONTINUED OPERATIONS                                               2,750               (9,686)
                                                                       ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of loans payable                                                  -               (8,800)
   Proceeds from borrowings on loans payable                               4,910               19,800
   Repayment of long term debt                                              (492)              (1,336)
   Payment of preferred stock dividends                                     (270)                   -
   Proceeds from exercise of stock options and warrants                       72                  723
                                                                       ---------             --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  4,220               10,387
                                                                       ---------             --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       4,683                 (642)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             2,179               11,964
                                                                       ---------            ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   6,862            $  11,322
                                                                       =========            =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Income taxes                                                          $     162             $    507
 Interest                                                              $   1,017             $    288
NON-CASH INVESTING & FINANCING ACTIVITIES:
Preferred stock dividends accrued                                      $     135             $    225
Net assets acquired (including goodwill)                                       -             $  6,233
Stock issued for assets acquired                                               -             $  6,171

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HOSPITALITY WORLDWIDE SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: CONSOLIDATION

The consolidated financial statements of Hospitality Worldwide Services, Inc. and Subsidiaries (the "Company") and related notes thereto as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring adjustments. The consolidated balance sheet information for December 31, 1998 was derived from the audited consolidated financial statements included in the Company's Form 10-K. These interim consolidated financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period.


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


NOTE 3:  DISCONTINUED OPERATIONS

In September 1999, the Company announced a strategic initiative to reposition the core supply and distribution businesses into a business-to-business e-commerce company, and to divest itself of its renovation business and real estate investment and asset management business. In December 1998, the Company decided to discontinue its hotel development business. As a result, the Company has reflected the operating results associated with the renovation, real estate investment and asset management, and hotel development businesses, as well as the estimated losses on disposal, as discontinued operations on the consolidated statements of operations for all periods presented. Results of these operations were as follows (in thousands):

                                              Three Months Ended                               Nine Months Ended
                                                  September 30,                                    September 30,
                                            1999                       1998                    1999                    1998
                                            ----                       ----                    ----                    ----
Renovation Business:
--------------------
Revenues                                   1,751                   $ 23,895                $ 23,594                $ 41,911
Income (loss) from operations,
      net of taxes                        (19,379)                    2,774                  (18,148)                 4,114
Loss on disposal,
      net of taxes                         (5,497)                        -                   (5,497)                     -

Real Estate Investment and Asset
--------------------------------
Management Business:
--------------------
Revenues                                       -                        355                      78                   1,197
Income (loss) from operations,
      net of taxes                           (666)                       25                   (1,207)                   489
Loss on disposal,
      net of taxes                         (4,410)                        -                   (4,410)                     -


                                                             Three Months Ended                         Nine Months Ended
                                                               September 30,                              September 30,
                                                        1999                       1998            1999                    1998
                                                        ----                       ----            ----                    ----
Hotel Development Business:
---------------------------
Revenues                                                    -                          -               -                       -
Loss from operations,
      net of taxes                                          -                        (268)             -                     (528)
Loss on disposal,
      net of taxes                                      (1,153)                        -           (1,153)                     -

Total Discontinued Operations
-----------------------------
Revenues                                                1,751                     24,250          23,672                  43,108
Income (loss) from operations
      net of taxes                                     (20,045)                    2,531          (19,355)                 4,075
Loss on disposal,
      net of taxes                                     (11,060)                        -          (11,060)                     -

The remaining assets and liabilities of the discontinued operations as of September 30, 1999, as presented in the accompanying consolidated balance sheets, are as follows (in thousands):


                                                                    Real Estate               Hotel
                                                   Renovation     Investment & Asset       Development
                                                   Business         Management               Business
                                                                      Business
Accounts receivable                               $  25,681            $       -             $       -
Allowance for doubtful accounts                     (20,537)                   -                     -
Costs and estimated earnings in excess
      of billings                                     2,674                    -                     -
Prepaids and other current assets                         6                  885                    31
Accounts payable                                     (4,412)                   -                     -
Accrued and other liabilities                        (2,303)              (1,125)                    -
Billings in excess of costs and
      estimated earnings                               (477)                   -                     -
                                                  ---------            ---------           -----------
Net current assets (liabilities)                  $     632            $    (240)          $        31
                                                  ---------            ---------           -----------
Property and equipment, net                       $     150            $       -            $       54
Other assets                                             38                1,071                   487
                                                  ---------            ---------            ----------
Non-current assets                                $     188            $   1,071            $      541
                                                  ---------            ---------            ----------

The Company anticipates selling the renovation business in the fourth quarter of 1999, or alternatively, ceasing operations in the first quarter of 2000. However, the resolution date as to certain disputed receivables with customers related to specific renovation projects, which have been substantially complete is uncertain. Losses from discontinued operations for the three months ended September 30, 1999 include additional provisions on contract receivables of approximately $17.0 million related to renovation projects which have been substantially completed but have not yet been closed out with customers. The loss on disposal includes a write-off of goodwill of approximately $5.0 million and anticipated operating losses during the phase-out period of $490,000.

The Company anticipates disposing of the real estate investments, and concurrently ceasing the real estate asset management and advisory operations, in 2000. Losses from discontinued operations for the three months ended September 30, 1999 include the write-off of certain real estate investments and receivables no longer deemed realizable of approximately $500,000. The loss on disposal includes a goodwill write-off of $450,000 and anticipated write-downs and reserves in connection with the disposal of the real estate investments of approximately $3.9 million. On September 30, 1999, the Company and Watermark Investments Limited LLC ("Watermark") entered into a Termination Agreement pursuant to which Watermark agreed to pay $885,000 to the Company. Watermark is affiliated with Robert A. Berman, the Company's former Chief Executive Officer and Chairman of the Board, and certain shareholders of the Company. Robert A. Berman has guaranteed the payment from Watermark.

The Company ceased the operations associated with its hotel development business in April 1999, however, the resolution date as to the recovery of costs incurred by the Company and lost profits under the master development agreement with Prime Hospitality Corporation is uncertain. The loss on disposal for the three months ended September 30, 1999 includes approximately $1.1 million of additional write-downs to record certain real estate development projects at their revised estimated recoverable amount.

NOTE 4:  ASSET IMPAIRMENT CHARGE

As a result of the Company's strategic initiative to reposition the core businesses into a business-to-business e-commerce company, the Parker Reorder proprietary software product, Parker Fully Integrated Reorder Systems Tracking ("Parker FIRST"), which is a client server-based system used by clients to reorder operating supplies and equipment, will be phased out completely over the next six to twelve-month period as the Company migrates the reorder business to an internet web-based system. Consequently, management has determined that the Parker FIRST system will not provide future long-term benefits to the Company. In addition, management has determined that the goodwill and other intangibles associated with the acquisition of Parker Reorder Online in January 1997 is closely related to the Parker FIRST system, which was under development at the time of the acquisition.

As of September 30, 1999, the net capitalized computer software costs associated with the Parker FIRST system was $2,864,000, and the net goodwill and other intangibles balance was $6,153,000. Accordingly, the Company has recorded for the three months ended September 30, 1999, an asset impairment charge of $9,017,000.

NOTE 5:  INCOME TAXES

For the nine months ended September 30, 1999, the Company has recorded a total tax provision of $285,000. The total provision is comprised of a current benefit for Federal and state and local income taxes of approximately $4.2 million, representing the carryback claim given the Company's estimated taxable losses for 1999, net of estimated alternative minimum taxes payable, and a deferred provision for Federal and state and local income taxes of approximately $4.5 million, representing a valuation allowance against the Company's previously recorded deferred tax assets. The Company has also provided for a valuation allowance against the deferred tax assets arising in 1999 representing additional deductible temporary differences, given the Company's current and historical tax position.

NOTE 6:  PREFERRED STOCK CONVERSION

On September 30, 1999, an additional 80,000 shares of Convertible Preferred Stock were converted into an aggregate of 847,458 shares of common stock. On October 4, 1999, the remaining 40,000 shares of Convertible Preferred Stock were converted into 421,941 shares of common stock. The dividends on the Convertible Preferred Stock for 1999 have been accrued up to the time of conversion.

NOTE 7:     COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a separate financial statement. Comprehensive income includes net income plus other comprehensive income, which includes cumulative foreign translation adjustments and unrealized gains and losses on marketable securities that are available-for-sale. The differences between net income as reported and comprehensive income is immaterial for the three and nine months ended September 30, 1999 and 1998.

NOTE 8:     OPERATING SEGMENTS

The Company's operating segments are based on the separate lines of business acquired over the past several years which provide different services to the hospitality industry. Due to the strategic repositioning of the Company's lines of business, the Company has changed the composition of its reportable segments. The Company's renovation business and real estate investment and asset management business have been classified as discontinued operations (Note 3), and thus are no longer reported as part of segment reporting. In addition, the previously reported purchasing segment has been disaggregated into the purchasing business and reorder business. The Company has restated the prior year to conform to the revised segment reporting. Segment data is as follows (in thousands):

                                                    Three Months Ended                               Nine Months Ended
                                                     September 30,                                    September 30,
                                             1999                       1998                    1999                    1998
                                             ----                       ----                    ----                    ----
Sales to Customers:
      Reorder                           $    4,230                 $      920                 $   10,482              $    3,423
      Purchasing                            42,166                     38,720                    130,280                  99,912
      Logistics                              6,444                      6,047                     24,577                  15,276
      Corporate                                  -                          -                          -                   1,867
                                        ----------                 ----------                 ----------              ----------
                                        $   52,840                 $   45,687                 $  165,339              $  120,478
                                        ==========                 ==========                 ==========              ==========
Inter-segment Sales:
      Reorder                           $        -                 $        -                 $        -              $        -
      Purchasing                                 -                          -                          -                       -
      Logistics                              1,960                      1,736                      4,286                   2,861
      Corporate                                  -                          -                          -                       -
                                        ----------                 ----------                  ---------             -----------
                                        $    1,960                 $    1,736                  $   4,286             $     2,861
                                        ==========                 ==========                  =========              ==========
Income (Loss) from Operations:
      Reorder                           $   (9,870)                $     (918)                $  (11,317)             $   (2,363)
      Purchasing                            (2,332)                     1,191                       (753)                  3,360
      Logistics                                 85                        388                      1,365                   1,016
      Corporate                             (3,175)                    (1,376)                    (5,361)                 (1,104)
                                        ----------                 ----------                 -----------            ----------
                                       ($   15,292)               ($      715)               ($   16,066)            $      909
                                       ============               ============               ============            ==========

Sales to customers include sales to related parties, namely the Apollo joint ventures and the ING joint venture.

The Company's revenue and assets predominately relate to the United States operations, with immaterial amounts related to foreign operations.

For the three and nine months ended September 30, 1999 and 1998, no customers accounted for over 10% of the Company's revenues.

NOTE 9:     EARNINGS PER SHARE

The following table reconciles the components of basic and diluted earnings per common share for income from continuing operations for the three and nine months ended September 30, 1999 and 1998 (in thousands, except per share amounts).

                                                                      Three Months Ended              Nine Months Ended
                                                                        September 30,                  September 30,
                                                                  1999              1998           1999              1998
                                                                  ----              ----           ----              ----
Numerator:
      Income (loss) from continuing operations                ($ 16,252)        ($    233)        ($ 16,957)        $  1,024
      Preferred stock dividends                                     (45)              (75)             (135)            (225)
                                                              ----------        ---------         ---------         --------
            Income (loss) available to common
                stockholders from continuing
                operations-Basic                                (16,297)             (308)          (17,092)             799
      Effect of dilutive securities:
            Preferred stock dividends                                (a)               (a)               (a)              (a)
                                                              ----------        ---------         ---------         --------
            Income available to common
                stockholders from continuing
                operations-Diluted                            ($ 16,297)        ($    308)        ($  17,092)      $     799
                                                               =========        =========         ==========       =========
Denominator:
      Weighted average common shares
            outstanding-Basic                                    13,353            12,112             13,332          11,952
      Effect of dilutive securities:
            Stock-based compensation plans                           (a)               (a)                (a)            664
            Contingently issuable shares                              -                (a)                 -              35
            Convertible preferred stock                              (a)               (a)                (a)             (a)
                                                              ----------        ---------          ---------      ----------
      Weighted average common and common
            equivalent shares outstanding-Diluted                    (a)               (a)                (a)         12,651
                                                              ==========        =========          =========      ==========
Basic earnings per common share from
      continuing operations                                   ($   1.22)        ($   0.03)         ($   1.28)     $     0.07
Diluted earnings per common share from
      continuing operations                                          (a)               (a)                (a)     $     0.06

(a) antidilutive.

ITEM 2.       HOSPITALITY WORLDWIDE SERVICES INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Company believes that historical comparisons of revenue levels, gross profit levels and gross profit percentages may not be meaningful on a period to period basis because revenue recognition methodologies vary across the Company's businesses. The Company recognizes revenues and the associated earnings of fixed fee service contracts under the percentage of completion method. Under this method, the Company recognizes earnings relating to the portion of the total earnings anticipated from a contract which the efforts expended bears to the estimated efforts over the life of the contract. Earnings for variable fee service contracts are generally recognized upon completion of the associated service. In addition, in the purchasing and reorder business, the Company performs its services either acting as a principal, for which it functions in a manner similar to a purchaser and reseller of merchandise, or as an agent. As an agent, revenues include solely the service fee income and the cost of the contracts includes labor and other direct costs associated with the contract and those indirect costs related to contract performance. As a principal, the revenues and costs of contracts also include the cost of the associated merchandise purchased for the customer, which are recognized when the merchandise is shipped directly from the vendor to the customer.

THREE MONTHS ENDED SEPTEMBER 30, 1999 vs. THREE MONTHS ENDED SEPTEMBER 30, 1998 The Company posted a 15.7% increase in revenues to $52,840,000 for the third quarter of 1999 as compared to $45,687,000 for the comparable period in 1998. The increase was primarily due to increased revenues from the reorder and purchasing businesses which experienced continued growth in the number of customers and scope of projects, as a result of increased efforts in sales and marketing.

Cost of revenues for the three months ended September 30, 1999 were $51,536,000 compared to $41,336,000 for the same period last year. The increase is primarily due to revenue, growth. Gross profit, as a percent of revenue was 2.5% in the current quarter, as compared to 9.5% for the third quarter last year. The decrease in gross profit, as a percent of revenue, was due primarily to additional costs associated with a change in the sales mix in the purchasing and logistics businesses where large dollar volume contracts yielded additional revenues without corresponding fee or profit percentage increases.

Selling, general and administrative expenses for the quarter ended September 30, 1999 increased to $7,579,000 compared to $5,066,000 for the third quarter last year. The increase for the nine month period is attributed to the expansion of the administrative staff to support the higher sales level. In addition, expenses for the nine month period include charges for employee terminations and other costs associated with office closings in New York, Chicago, and Los Angeles, as well as expenses related to office relocations in Florida and St. Louis. Further, the Company increased their reserves against certain receivables and selling, general and administrative expenses also include $157,000 and $156,000 of goodwill amortization for the quarters ended September 30, 1999 and 1998, respectively. As a percentage of net revenues, selling, general and administrative expenses have increased from 11.1% to 14.3% in the current quarter.

An asset impairment charge of $9,017,000 was recorded in the current quarter as the Company made a determination that the Parker Reorder proprietary software product, Parker FIRST, will not provide future long-term benefits to the Company based on the repositioning of the Company's core businesses. The Parker FIRST system, which is a client server-based system, will be phased out completely over the next 6 to 12 months as the Company migrates the reorder business to an internet web-based system. Additionally, the Company has determined that the goodwill and other intangibles associated with the acquisition of Parker Reorder Online in 1997 is closely related to the Parker FIRST system and is considered an impaired asset as well. Together, these assets were written-off at their net book value of $9,017,000 at September 30, 1999.

Interest income decreased from $518,000 to $76,000 due to a decline in investable funds in the current quarter as compared with the prior year quarter. Interest expense increased from $191,000 in the third quarter of 1998 to $281,000 in the third quarter of 1999 due to increased borrowings under the Company's lines of credit for working capital purposes.

The provision for income taxes in the current quarter was $755,000, which was comprised of a current benefit of a carryback claim for Federal, state and local taxes based on estimated taxable losses for 1999, net of estimated alternative minimum taxes payable, offset by a valuation allowance against previously recorded deferred tax assets and the benefit recorded in prior quarters. For the third quarter of 1998, the benefit for income taxes was $155,000 at an effective rate of 40%.

As a result of the above, the loss from continuing operations for the three month period ended September 30, 1999 was $16,252,000 compared to a loss from continuing operations of $233,000 for the same period last year.

In September 1999, the Company announced a strategic initiative to reposition the core supply and distribution businesses into a business-to-business e-commerce company, and to divest itself of its renovation business and real estate investment and asset management business. In December 1998, the Company decided to discontinue its hotel development business. As a result, the Company has reflected the operating results associated with the renovation, real estate investment and asset management, and hotel development businesses, as well as the estimated losses on disposal, as discontinued operations on the consolidated statements of operations for all periods presented. Note 3 to the financial statements includes further discussion regarding the discontinued businesses.

The operating results associated with the discontinued operations were a loss of $20,045,000 for the three months ended September 30, 1999 compared to income of $2,531,000 for the comparable period in 1998. The loss for the current quarter includes additional provisions on contract receivables relating to the renovation business of approximately $17.0 million for substantially complete renovation projects which have not yet been closed out with customers, and the write-off of certain real estate investments and receivables of approximately $500,000 relating to the real estate investment and asset management business.

The loss on disposal of discontinued operations for the three months ended September 30, 1999 was $11,060,000. The loss includes the write-off of goodwill of approximately $5.0 million and anticipated operating losses during the phase-out period of $490,000 relating to the renovation business; the write-off of goodwill of $450,000 and anticipated write-downs and reserves in connection with the disposal of the real estate investments of approximately $3.9 million relating to the real estate investment and asset management business; and additional write-downs of approximately $1.1 million on certain real estate development projects relating to the hotel development business. Management anticipates disposing of these businesses and their related assets, or alternatively, ceasing the associated operations during 2000. However, the resolution date as to certain disputed matters is uncertain.

NINE MONTHS ENDED SEPTEMBER 30, 1999 vs. NINE MONTHS ENDED SEPTEMBER 30, 1998 The Company experienced a significant increase in revenues of over 37% to $165,339,000 for the nine months ended September 30, 1999 in comparison to $120,478,000 for the nine months ended September 30, 1998. The increase was spread across all businesses through growth in the scope of projects and the number of customers, based primarily on increased sales and marketing efforts which further established name recognition in the hospitality industry.

Cost of revenues for the nine months ended September 30, 1999 were $154,799,000 compared to $107,333,000 for the same period last year. This increase is due mainly to revenue growth. Gross profit, as a percent of revenue was 6.4% for the nine months ended September 30, 1999 as compared to 10.9% for the same period last year. The decrease in gross profit, as a percent of revenue, was due primarily to additional costs associated with a change in the sales mix in the purchasing and logistics businesses where large dollar volume contracts yielded additional revenue without corresponding fee or profit percentage increases.

Selling, general and administrative expenses for the nine month period ended September 30, 1999 have increased to $17,589,000 compared to $12,236,000 for the same period last year. The increase for the nine month period is attributed to the expansion of the administrative staff to support the higher sales level. In addition, expenses for the nine month period include charges for employee terminations and other costs associated with office closings in New York, Chicago, and Los Angeles, as well as expenses related to office relocations in Florida and St. Louis. Further, the Company increased their reserves against certain receivables and selling, general and administrative expenses include $470,000 and $467,000 of goodwill amortization for the periods ended September 30, 1999 and 1998, respectively. As a percentage of net revenues, selling, general and administrative expenses for the nine months ended September 30, 1999 have remained virtually unchanged, at 10.6% for 1999 and 10.2% for 1998.

An asset impairment charge of $9,017,000 was recorded in the current quarter as the Company made a determination that the Parker Reorder proprietary software product, Parker FIRST, will not provide future long-term benefits to the Company based on the repositioning of the Company's core businesses. The Parker FIRST, which is a client server-based system, will be phased out completely over the next 6 to 12 months as the Company migrates the reorder business to an internet web-based system. Additionally, the Company has determined that the goodwill and other intangibles associated with the acquisition of Parker Reorder Online in 1997 is closely related to the Parker FIRST system and is considered an impaired asset as well. Together, these assets were written-off at their net book value of $9,017,000 at September 30, 1999.

Interest income decreased from $1,248,000 to $618,000 based on a decline in investable funds in the current nine months as compared to the prior year nine month period. Interest expense increased from $451,000 in the first nine months of 1998 to $1,224,000 in the first nine months of 1999 due to increased borrowings under the Company's lines of credit for working capital purposes.

The provision for income taxes in the current nine month period was $285,000, which was comprised of a current benefit of a carryback claim for Federal, state and local taxes based on estimated taxable losses for 1999, net of estimated alternative minimum taxes payable, offset by a valuation allowance against previously recorded deferred tax assets. For the nine months ended September 30, 1998, the provision for income taxes was $682,000 at an effective tax rate of 40%.

As a result of the above, the loss from continuing operations for the nine month period ended September 30, 1999 was $16,957,000 compared to income from continuing operations of $1,024,000 for the same period last year.

In September 1999, the Company announced a strategic initiative to reposition the core supply and distribution businesses into a business-to-business e-commerce company, and to divest itself of its renovation business and real estate investment and asset management business. In December 1998, the Company decided to discontinue its hotel development business. As a result, the Company has reflected the operating results associated with the renovation, real estate investment and asset management, and hotel development businesses, as well as the estimated losses on disposal, as discontinued operations on the consolidated statements of operations for all periods presented. Note 3 to the financial statements includes further discussion regarding the discontinued businesses.

The operating results associated with the discontinued operations were a loss of $19,355,000 for the nine months ended September 30, 1999 compared to income of $4,075,000 for the comparable period in 1998. The loss for the current nine month period includes additional provisions on contract receivables relating to the renovation business of approximately $17.0 million for substantially complete renovation projects which have not yet been closed out with customers, and the write-off of certain real estate investments and receivables of approximately $500,000 relating to the real estate investment and asset management business.

The loss on disposal of discontinued operations for the nine months ended September 30, 1999 was $11,060,000. The loss includes the write-off of goodwill of approximately $5.0 million and anticipated operating losses during the phase-out period of $490,000 relating to the renovation business; the write-off of goodwill of $450,000 and anticipated write-downs and reserves in connection with the disposal of the real estate investments of approximately $3.9 million relating to the real estate investment and asset management business; and additional write-downs of approximately $1.1 million on certain real estate development projects relating to the hotel development business. Management anticipates disposing of these businesses and their related assets, or alternatively, ceasing the associated operations during 2000. However, the resolution date as to certain disputed matters is uncertain.

              HOSPITALITY WORLDWIDE SERVICES INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
The Company's short-term and long-term liquidity requirements generally consist of operating capital for its businesses and selling, general and administrative expenses. The Company continues to satisfy its short-term and long-term liquidity and capital expenditure requirements with cash generated from operations, and funds from a public offering of its Common Stock in September 1997.

Net cash used in operating activities was $6,645,000 for the nine months ended September 30, 1999, compared to net cash provided of $1,388,000 for the same period last year. During the nine months ended September 30, 1999, the Company's accounts receivable balance decreased by $4,281,000 from December 31, 1998 and customer deposits increased by $4,648,000. This inflow of cash was offset by an increase in advances made to vendors of $6,508,000 and a decrease in the accounts payable balance from December 31, 1998 of $1,977,000.

Net cash used in operating activities of discontinued operations was $3,543,000 for the nine months ended September 30, 1999, compared to net cash used of $19,052,000 for the same period last year. In 1999, the discontinued operations were generating limited business compared to 1998.

Net cash provided by investing activities for the nine months ended September 30, 1999 was $7,901,000 compared to $16,321,000 for the nine months ended September 30, 1998. The increase in cash is primarily the result of the sale of the marketable securities.

Net cash provided by investing activities of discontinued operations of $2,750,000 and used in investing activities of $9,686,000 for the nine months ended September 30, 1999 and 1998, respectively, relate to the Company's investments, in 1998, and return on investments, in 1999, in the real estate investment and asset management businesses.

Net cash provided by financing activities for the nine months ended September 30, 1999 was $4,220,000 compared to net cash provided by financing activities of $10,387,000 for the same period last year. The primary financing source in the nine months ended September 30, 1999 was the proceeds from borrowings under the Company's lines of credit.

The Company currently has unsecured lines of credit with HSBC Bank (formerly Marine Midland Bank) and Bank of America (formerly NationsBank). These lines have expired with a total of $15,835,000 in outstanding borrowings at September 30, 1999. Borrowings under the lines of credit bear interest at each bank's prime lending rate. No further borrowing is available to the Company and at the present time, the Company is in active, on-going discussions to extend the expiration dates. Currently, there are no assurances that the Company will be able to obtain an extension from the banks at terms favorable to the Company.

The management of the Company believes that the strategic initiatives being undertaken to reposition the core businesses, as well as the decision to divest itself of its renovation, real estate investment and asset management, and hotel development businesses, will help to improve the long-term liquidity position of the Company. The businesses which are being discontinued have resulted in the liquidity and cash flows of the Company being significantly decreased over the past two years. Management anticipates disposing of these businesses or ceasing the associated operations within the next year.

The Company believes its present cash position, including cash on hand, cash anticipated to be generated from future operations and its ability to obtain additional financing, as necessary, will allow the Company to meet its anticipated capital commitments and its short-term operating needs for at least the next twelve months.

INFLATION
Inflation and changing prices during the current year did not significantly affect the major markets in which the Company conducts its business. In view of the moderate rate of inflation, its impact on the Company's business has not been significant.

YEAR 2000 INFORMATION DISCLOSURE STATEMENT
The year 2000 issue results from computer programs and circuitry that do not differentiate between the year 1900 and the year 2000 because they were written using two-digit rather than four-digit dates to define the applicable year. If not corrected, many computer applications and date-sensitive devices could fail or create erroneous results before, on or after January 1, 2000. The Year 2000 issue affects virtually all companies and organizations, including the Company.

The Company has developed, and is implementing a plan, the goal of which is to assure that the Company will achieve Year 2000 readiness in time to avoid significant Year 2000 failures. The Company is proceeding with its assessment of the Year 2000 readiness issues for its computer systems, business processes, facilities and equipment to assure their continued functionality. The Company is continuing its assessment of the readiness of external entities, including subcontractors, suppliers, vendors, and customers that interface with the Company. To that end, the Company has taken the following actions:

o Computer Systems. The Company periodically upgrades its computer systems as its needs require. The Company began the process of replacing or upgrading the software for its internal computer systems in 1998, and expects to complete this process to achieve Year 2000 readiness by the fourth quarter of 1999. Vendors of the new internal computer systems certified them to be Year 2000 compliant. The Company's computer hardware is limited to stand-alone and networked desk-top systems. The Company has assessed the Year 2000 readiness of its computer hardware and potential risks to operations, and intends to replace those systems that may pose a risk to operations in 1999. Parker FIRST, the Company's proprietary software product, has been developed and maintained by Parker Reorder. Parker FIRST software was designed to account for the Year 2000 and beyond.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Item 5. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Part II. Other Information

Item 1.  LEGAL PROCEEDINGS

                  On June 1, 1998, an action (the "State Action") was brought against the Company by West Atlantic Corp. ("West Atlantic") in the Supreme
Court of the State of New York. The State Action alleged that the Company retained West Atlantic pursuant to an agreement dated March 1, 1995 (the "Agreement") to perform certain marketing and selling services for the Company. The State Action further alleged that fees were earned and not paid under the Agreement and seeks damages relating to breach of contract of not less than $10,000,000, damages with respect to "significant benefits to the Company" in an amount not less than$5,000,000 and damages relating to breach of the duties of good faith and fair dealing in an amount of not less than $10,000,000. The Company has denied and continues to deny all of the allegations and claims of wrongdoing made by West Atlantic in the State Action. However, in order to avoid further expense, the Company has reached an agreement in principle with West Atlantic pursuant to which it has agreed to pay $250,000 to West Atlantic in a combination of cash and restricted stock (with registration rights), subject to the execution of a settlement agreement and other related documents. In connection with the State Action, the Company brought claims in federal and state court against Tova Schwartz, the former President and Chief Executive
Officer of the Company's predecessor, seeking indemnity and punitive damages. The state and federal actions claim that, among other things, Schwartz failed to disclose to the Company the existence of the Agreement when the Company purchased from Schwartz certain shares of Common Stock of the Company which she then held. Schwartz' motion for dismissal of the Company's State Action indemnification claims was denied on June 28, 1999. Schwartz has joined Robert Berman, Alan Friedberg and Howard Anders, former employees of the Company, as fourth party defendants in the State Action and as defendants on counterclaim in the federal action. Both the State Action and the federal claim are in the discovery stage. The Company has moved to dismiss the State Action counterclaim and is still pursuing the State Action against Schwartz. The federal action has been reinstated.

                  In July 1999, Hospitality Restoration and Builders, Inc. initiated an action in the Supreme Court of the State of New York, County of New York, against Servico Niagara Falls, Inc., Servico Grand Island, Inc., Servico Jamestown, Inc., Servico New York, Inc., Servico Rolling Meadows, Inc., Servico Houston, Inc., Servico, Inc., Impac Hotel Group, Inc. and Lodgian, Inc. The amount claimed in the lawsuit totals approximately $21,000,000 plus interest, which represents claims for quantum meruit, breach of contract, wrongful termination and other similar claims arising out of the construction and renovation (and purchase of furniture, fixtures and equipment) of six hotels, four which are located in New York, one in Chicago, Illinois, and one in Houston, Texas. The defendants have answered and counterclaimed for alleged excess cost incurred by the defendants in completing HRB's work on the six hotels.


Item 5.           OTHER INFORMATION

                  On September 30, 1999, the Company and Watermark Investments Limited LLC ("Watermark") entered into a Termination Agreement which terminated the Agreement, by and between the Company and Watermark, dated February 23, 1998, and pursuant to which

Watermark agreed to pay $885,000 to the Company immediately after the 1999 Annual Meeting of Shareholders, subject to certain conditions. Robert A. Berman, the Company's former Chief Executive Officer and Chairman of the Board, has personally and unconditionally guaranteed this payment.

                  On September 30, 1999, Mr. Berman agreed with the Company as to a termination of his position as Chief Executive Officer and Mr. Berman also resigned as Chairman of the Board and a director of the Company effective November 1, 1999. The Board of Directors has not yet filled the Board vacancy created by this resignation.

                  Scott  Kaniewski   resigned  as  a  director  of  the  Company
effective November 1, 1999.

                  Howard G. Anders has also agreed with the Company as to a termination of his positions as Chief Financial Officer, Executive Vice President and Secretary effective November 9, 1999. On November 10, 1999, the Board of Directors of the Company elected Leonard F.
Parker as the Company's Secretary.

                  On September 30, 1999 and October 4, 1999, the remaining 120,000 shares of Convertible Preferred Stock were converted into an aggregate of 1,269,399 shares of the Company's common stock. As of October 4, 1999, no shares of Convertible Preferred Stock remain outstanding.


Item 6.    EXHIBITS AND REPORTS ON 8-K

           (a)      Exhibits

10.1 Agreement, by and between the Company and Watermark Investments Limited, LLC, as terminated by Termination Agreement, dated September 30, 1999.

10.2 Termination Agreement, dated September 30, 1999, by and between the Company and Robert A. Berman.

10.3 Employment Agreement, dated September 1, 1999, by and between the Company and John F. Wilkens.

11 Computation of earnings per share (incorporated by reference to Note 9 to the Company's Consolidated Financial Statements).

27         Financial Data Schedule.


           (b)      Reports on Form 8-K

           NONE

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HOSPITALITY WORLDWIDE SERVICES, INC.


                                           By: /S/ Douglas Parker
                                               ----------------------
                                               DOUGLAS PARKER
                                               PRESIDENT AND ACTING
                                               CHIEF EXECUTIVE OFFICER


                                           By: /S/ JOHN F. WILKENS
                                               -----------------------
                                               JOHN F. WILKENS
                                               VICE PRESIDENT - TREASURER
                                               (PRINCIPAL FINANCIAL OFFICER,
                                               PRINCIPAL ACCOUNTING OFFICER)


Dated:  November 18, 1999