Form 10-K
period 1999-12-31
HOTELWORKS COM INC
filed 2000-04-18
CIK 911434

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from  _______________  to _________________

Commission file number     1-13381

                              HOTELWORKS.COM, INC.
             (Exact name of registrant as specified in its charter)

             NEW YORK                                     11-3096379
  State or other jurisdiction of                        (IRS Employer
   incorporation or organization                      Identification No.)

201 ALHAMBRA CIRCLE, CORAL GABLES, FL                         33134
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code   305-774-3200


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

                                [ X ] YES [ ] NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock, $.01 par value per share (the "Common Stock"), held by non-affiliates of the Registrant as of April 10, 2000 (based upon the last sale price for the Common Stock on the American Stock Exchange) was approximately $21,186,636.

         The number of shares of Common Stock outstanding as of April 10, 2000 was 14,812,867.

DOCUMENTS INCORPORATED BY REFERENCE. Certain portions of the Registrant's definitive proxy statement to be filed not later than April 29, 2000 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Hotelworks.com, Inc. (the "Company"), formerly known as Hospitality Worldwide Services, Inc., has historically been organized into the following six lines of business: purchasing, reorder, logistics, renovation, real estate investment and asset management, and hotel development. In September 1999, the Company announced a strategic initiative to reposition the core purchasing, reorder and logistics businesses into a business-to-business e-commerce company and to divest itself of its renovation business and real estate investment and asset management business. In December 1998, the Company decided to discontinue its hotel development business. Given the change in strategic direction, the operating results of the purchasing, reorder and logistics businesses are presented as continuing operations and the operating results associated with the renovation, real estate investment and asset management, and hotel development businesses, as well as the estimated losses on disposal, are presented as discontinued operations on the consolidated statements of operations for all years presented.

         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been severely affected during 1999 by significant losses from continuing operations and discontinued operations, which have resulted in a significant deterioration of the stockholders' equity of the Company from $58.4 million at December 31, 1998 to $0.5 million at December 31, 1999. In addition, certain of the Company's debt and line of credit facilities are in default and the Company projects negative cash flows from operations in 2000. These circumstances have raised substantial doubt about the Company's ability to continue as a going concern. Reference is made to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion of the Company's current financial condition and management's action plans to address these matters. Accordingly, there are no assurances that the Company will have sufficient funds available to it to satisfy all of its obligations during 2000.

         After the resignations of a number of former directors and officers of the Company in the fall of 1999, the Company retained counsel to assist in conducting an investigation into various matters. In the course of the investigation, the Company discovered, among other things, that approximately $2.1 million of fraudulent charges had been submitted to and paid by the Company during 1998 and 1999. Those funds have been returned to the Company by a former officer of the Company, but the Company has not yet recovered any interest or related costs. Management believes that it has identified the financial extent of the fraudulent activities. The financial results for the fourth quarter of 1999 reflect the recovery. The Company has not restated any prior period financial statements as management has determined that the impact was not material in any period. The Company believes that other former directors, officers and employees may have been involved in the fraudulent activities, that there may have been breaches of fiduciary duties and other inappropriate actions, and that the Company may be able to recover damages from those individuals. The Company intends to pursue all available and appropriate remedies and to make any appropriate referrals to law enforcement and administrative agencies.

         CONTINUING OPERATIONS

         In January 1997, the Company completed the acquisition of the Leonard Parker Company, ("LPC") and its subsidiary, Parker Reorder Online ("Parker Reorder"). LPC, founded in 1969, is a leading purchasing company for the hospitality industry which acts as an agent or principal for the purchase of goods and services for its customers which include major hotel and management companies worldwide. LPC purchases furniture, fixtures and equipment, kitchen supplies, linens and uniforms, guestroom amenities, and other supplies to meet its customers' requirements for new hotel openings and major renovations. LPC purchases annually, as a principal and as an agent, approximately $350 million of goods and services for its customers. Parker Reorder has developed a proprietary software product, Parker Fully Integrated Reorder Systems Tracking ("Parker FIRST"), which allows clients to reorder operating supplies and equipment ("OS&E") and other products on-line and provides such clients with access to forecasting and product evaluation capabilities. Parker Reorder offers hotel properties the ability to order, on an as needed basis, any and all OS&E products used by such properties. Commencing in 1998, Parker Reorder has installed the Parker FIRST software at hotel properties and charges the hotel properties a service fee based on the volume of transactions. The purchase price of LPC and Parker Reorder, including acquisition costs and after final adjustments, was approximately $12,140,000 which consisted primarily of 1,250,000 newly issued shares of Common Stock and $5 million stated value of 200,000 newly issued shares of 6% convertible preferred stock of the Company (the "LPC Preferred"). The acquisition has been accounted for as a purchase with the results of LPC and Parker Reorder included in the consolidated financial statements of the Company from the acquisition date.

         In connection with the strategic initiative discussed above, Parker FIRST, which is a client server-based system, will be phased out completely in 2000, as the Company migrates the reorder business to an internet web-based system. Further, the Company has determined that the goodwill and other intangibles associated with the acquisition of Parker Reorder in January 1997 is closely related to the Parker FIRST system. As such, the Company has recorded an asset impairment charge in 1999 reflecting the remaining net book value of the capitalized computer software costs associated with the Parker FIRST system and the goodwill.

         The LPC Preferred issued in connection with the acquisition was convertible into the Company's common stock based upon a prescribed formula in the purchase agreement. In October 1998, 80,000 shares of LPC Preferred were converted into an aggregate of 584,800 shares of Common Stock. In September and October 1999, the remaining 120,000 shares of LPC preferred were converted into an aggregate of 1,269,399 shares of Common Stock.

         In January 1998, the Company acquired Bekins Distribution Services, Inc. ("Bekins"), a provider of transportation, warehousing and installation services to a variety of customers worldwide. Founded in 1969, Bekins is a logistical services company that serves clients who are opening, renovating or relocating facilities by assuring that materials, fixtures, furniture and merchandise are moved from multiple vendor locations to their ultimate destinations in a controlled orderly sequence so that each item can be installed on schedule. The purchase price of Bekins, including acquisition costs, of approximately $11,400,000 consisted of 514,117 shares of Common Stock and the assumption of certain Bekins' debt. Additionally, under the terms of the purchase agreement, the Company was required to issue an additional 639,512 shares of Common Stock in January 1999 as a post closing adjustment based on the market price of the Company's Common Stock on the one year anniversary of the date of acquisition. The acquisition has been accounted for as a purchase with the results of Bekins included in the consolidated financial statements of the Company from the acquisition date. The issuance of additional shares pursuant to the make-whole provision was accounted for as an equity transaction with no adjustment to the purchase price or reported net income.

         DISCONTINUED OPERATIONS

         In August 1995, the Company acquired substantially all of the assets and assumed certain liabilities of AGF Interior Services Co., a Florida Corporation ("AGF"), that through its wholly-owned subsidiary, Hospitality Restoration & Builders, Inc., a New York Corporation ("HRB"), provided renovation services to the hospitality industry. Until January 1997, the Company's only line of business was to provide, through HRB, a complete package of renovation services to the hotel industry ranging from pre-planning and scope preparation of a project to performing the renovation requirements and delivering furnished rooms. In September 1999, as part of the Company's strategic initiative discussed above, the Company decided to divest itself of the renovation business.

         In May 1997, the Company entered into a joint venture ("Apollo Joint Venture") with Apollo Real Estate Advisors II, L.P. ("Apollo") and Watermark Investments Limited, LLC ("Watermark"), which is affiliated with Robert Berman, the former Chairman and Chief Executive Officer of the Company, to identify, acquire, renovate, refurbish and sell hotel properties. The Company performed the renovation and procurement services for the properties purchased by the Apollo Joint Venture. In addition, the Company acquired a non-controlling equity interest in each of the entities formed to purchase such properties. As an inducement to enter into the Joint Venture Agreement, the Company issued to Apollo a seven-year warrant to purchase up to 750,000 shares of Common Stock at $8.115 per share. The warrant expires in 2004. The warrant was initially exercisable as to 250,000 shares and became exercisable as to the remaining 500,000 shares in increments of 100,000 shares for every $7,500,000 of incremental renovation revenue and purchasing fees earned by the Company from the Apollo Joint Venture. The warrant contains price protection provisions and anti-dilution provisions that could result in the issuance of significantly more shares under certain circumstances. In September 1997, the Apollo Joint Venture acquired the Warwick Hotel in Philadelphia, Pennsylvania. Through March 31, 2000, the Company has made cumulative capital contributions of approximately $791,000 to the joint venture operating entity that was formed to purchase the property. In March 1998, the Apollo Joint Venture acquired the Historic Inn in Richmond, Virginia. Through March 31, 2000, the Company has made cumulative capital contributions of approximately $311,000 to the joint venture operating entity that was formed in connection with the purchase of the property. In September 1999, as part of the Company's strategic initiative discussed above, the Company decided to divest itself of its real estate investment and asset management business. Accordingly, the Company will not be making any further investments under the Apollo Joint Venture agreement. In addition, the Company is currently in negotiations with Apollo to settle all matters related to Apollo and the Apollo Joint Venture.

         In November 1997, the Company formed a wholly owned subsidiary, Hospitality Construction Corporation ("HCC"), to specialize in new hotel construction projects and major hotel upgrades. In addition, HCC was to manage the renovation projects under the Apollo Joint Venture and any other similar ventures. HCC's operations commenced in 1998 and related solely to hotel upgrade and renovation projects, and did not include any new hotel construction projects. In an effort to consolidate operations, the Company transferred the HCC operations to HRB in 1998. As discussed above, the renovation business was discontinued in 1999.

         In December 1997, the Company formed a wholly owned subsidiary, Hospitality Development Services Corporation ("HDS"). HDS was to provide hotel development services involving managing and overseeing the development process related to new hotel construction, to earn a developers fee. HDS commenced operations in 1998. On January 6, 1998, the Company reached an agreement in principle to enter into a master development agreement with Prime Hospitality Corp. ("Prime") to develop up to 20 hotel properties over a two-year period under the AmeriSuites brand name. In June 1998, the Company and Prime executed the master development agreement. In late 1998, the Company was informed by Prime that Prime was no longer going to pursue new development opportunities and that Prime was abandoning their responsibilities under the master development agreement, even though the Company had incurred significant costs up to such time. As a result, in December 1998, management decided to discontinue its hotel development business. The Company ceased its hotel development operations in April 1999. In December 1999, the Company and Prime reached an agreement to terminate the master development agreement whereby the Company received a settlement payment of $300,000 and both parties agreed to a full release of obligations and claims.

         In February 1998, the Company formed a wholly owned subsidiary, HWS Real Estate Advisory Group, Inc. ("HWS REAG") to purchase the assets of Watermark's real estate advisory business, consisting primarily of contracts to perform future asset management and advisory services as well as certain equity interests in the Apollo Joint Venture. The purchase price for such business was $1,500,000 of cash. The acquisition has been accounted for as a purchase with the results of HWS REAG included in the consolidated financial statements of the Company from the acquisition date. In September 1999, as part of the Company's strategic initiative discussed above, the Company decided to divest itself of its real estate investment and asset management business. On September 30, 1999, the Company and Watermark entered into a Termination Agreement whereby all agreements between the parties were terminated, and amongst other things, includes a payment by Watermark to the Company of $885,000, that was made in December 1999.

         In March 1998, the Company entered into a joint venture with ING Realty Partners ("ING Joint Venture"), to acquire the Clarion Quality Hotel in Chicago, Illinois, whereby the Company acquired a non-controlling equity interest in the ING Joint Venture. The Company also performed the renovation and procurement services for the property. Through March 30, 2000, the Company has made cumulative capital contributions of approximately $3.2 million to the ING Joint Venture. The other partners in the ING Joint Venture are entitled to specified preferred returns and priority distributions of capital. In addition, the joint venture agreement provides ING Realty Partners with the right to have the joint venture sell the property after March 2000, and certain buy/sell provisions which may be exercised by any partner. In September 1999, as part of the Company's strategic initiative discussed above, the Company decided to divest itself of its real estate investment and asset management business. Accordingly, the Company will not be making any further investments in the ING Joint Venture and is currently negotiating a settlement agreement with ING, whereby the Company would principally divest itself of its equity interest in the ING Joint Venture, as well as settle all other matters related to the ING Joint Venture.

         On March 30, 1999, the Company, Watermark Investments Limited, LLC ("Watermark"), an affiliate of Robert Berman (the former Chairman of the Board and Chief Executive Officer of the Company), Leonard Parker (a Director of the Company), Douglas Parker (President of the Company and a Director) and certain members of the family of Leonard Parker and Douglas Parker (collectively, the "Parker Family") entered into an agreement (the "Parker Agreement") pursuant to which members of the Parker Family agreed to sell to Watermark all remaining shares of the LPC Preferred held by members of the Parker Family and 1,397,000 shares of Common Stock of the Company, constituting substantially all of the Common Stock held by members of the Parker Family, no later than April 26, 1999. The Parker Agreement was amended in April 1999 to provide for a closing of the transactions contemplated by the Parker Agreement to occur no later than June 18, 1999. None of the transactions contemplated under the Parker Agreement have been consummated and the Parker Agreement was terminated on June 21, 1999.

         Financial information about the Company's business segments appears in Footnote 18 to the Consolidated Financial Statements in Part II, Item 8 of this report.

SALES AND MARKETING

         The Company's sales and marketing strategy is to obtain and maintain strategic alliances with hotel chains and franchises with a global presence and to focus on customer needs for upscale full service hotels.

         The Company's sales and marketing efforts are coordinated by senior executives of the Company, together with salespersons who contact and maintain relationships with appropriate hotel personnel. Because of the Company's commitment to service and customer relationships, the majority of the Company's business comes from referrals and repeat customers.

COMPETITION

         Servicing the hospitality industry is a highly competitive business, with competition based largely on price and quality of service. In its purchasing and reorder businesses, the Company competes with other independent procurement companies, hotel purchasing companies and food service distribution companies. With respect to its internet, web-based reorder business, the Company expects competition from a number of hotel management companies, hotel companies, franchise operators and other entities who are pursuing the development of software systems to provide on-line procurement services. In its logistics business, the Company competes with national, regional and local trucking and installation companies. There is no single competitor or small number of competitors that are dominant in the Company's business areas. However, some of the Company's competitors and potential competitors possess substantially greater financial, personnel, marketing and other resources than the Company.

REGULATION

         The Company's logistics business is subject to various federal, state and local laws and regulations, pursuant to which it is required to, among other things, obtain licenses and general liability insurance and workers compensation insurance. The Company believes that it is currently in compliance with these laws and regulations in those states in which it currently operates. There are a number of states in which the Company operates where a license is not required.

         The Company's purchasing and reorder businesses are subject to regulation by various state laws and regulations and international customs, duties, taxing and other authorities that regulate the import and distribution of goods. Domestically, the freight carrier provides bills of lading and other documentation that record the pick-up, shipping and delivery of merchandise purchased by the Company for its clients. Internationally, the Company must comply with the individual country's requirements as they relate to commercial documentation. The Company believes that it is currently in compliance with the laws and regulations in those states and countries in which it currently operates.

DEPENDENCE ON CUSTOMERS

         Most of the Company's customers are in the hospitality industry with few of them accounting for a substantial portion of the Company's annual revenues. During the year ended December 31, 1999, one customer, a high-ranking government official of the United Arab Emirates, accounted for 13% of the Company's revenues. During the year ended December 31, 1998, one customer, a major lodging company, accounted for 14% of the Company's revenues. During the year ended December 31, 1997, two customers, a high-ranking government official of the United Arab Emirates and a major lodging company accounted for 18% and 11%, respectively, of the Company's revenues. As the Company continues to grow and expand its businesses, the Company believes its dependence on significant customers will decrease. There are no assurances that either continued growth or decreased dependence on significant customers will occur.

EMPLOYEES

         As of December 31, 1999, the Company and its subsidiaries employed 252 employees. Other than Bekins employees at the Las Vegas warehouse, none of the Company's employees are represented by labor unions and the Company believes that its relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTIES

         The Company leases office space in Coral Gables, Florida which houses its executive offices, as well as offices for LPC and Parker Reorder. The lease has a ten-year term expiring in April 2009, covering approximately 55,300 square feet at December 31, 1999, with 9,521 square feet to be returned to the landlord on June 1, 2000, and 3,000 square feet to be returned to the landlord on December 1, 2000, with an annual rental (net of return of space) of $1,127,000 increasing to $1,185,000 in 2002. LPC also maintains satellite offices, in Los Angeles, California; Singapore and Amsterdam, The Netherlands, which do not lease significant office space.

         Bekins maintains its offices in St. Louis, Missouri under a lease which expires in December 2006 at an annual fixed rental of approximately $230,000 for 13,900 square feet. Bekins also owns a 78,000 square foot warehouse in Orlando, Florida, which is currently listed with a broker for sale. Bekins has entered into a lease on 50,000 square feet of warehouse space in Orlando, Florida, at an annual fixed rental of $190,000 increasing to $202,000 in March 2002, expiring in February 2003. Bekins also leases warehouse space in Las Vegas, Nevada, where it occupies 22,000 square feet under a lease which expires in October 2001 at an annual fixed rental of $102,000.

         The Company currently leases approximately 22,000 square feet of office space in New York, Coral Gables and Los Angeles that it does not occupy, but has leased to unrelated third parties under sub-lease agreements that expire coterminous with the original lease. The sub-lease payments to be received by the Company approximate the payments to be made by the Company under its leases with landlords.

ITEM 3. LEGAL PROCEEDINGS


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

         On June 1, 1998, an action (the "State Action") was brought against the Company by West Atlantic Corp. ("West Atlantic") in the Supreme Court of the State of New York. The State Action alleged that the Company retained West Atlantic pursuant to an agreement dated March 1, 1995 (the "Agreement") to perform certain marketing and selling services for the Company. The State Action further alleged that fees were allegedly earned and not paid under the Agreement and seeks damages relating to an alleged breach of contract of not less than $10,000,000, damages with respect to alleged "significant benefits to the Company" in an amount of not less than $5,000,000 and damages relating to breach of the duties of good faith and fair dealing in an amount of not less than $10,000,000. The Company has denied and continues to deny all of the allegations and claims of wrongdoing made by West Atlantic in the State Action. However, in an effort to avoid further expenses, the Company previously reached a tentative agreement in principle with West Atlantic pursuant to which it agreed to pay $250,000 to West Atlantic in a combination of cash and restricted stock (with registration rights). That tentative agreement was never completed due to the parties' inability to finalize essential terms of the agreement. West Atlantic has recently made a motion to compel the Company to enforce the terms of the tentative agreement. The motion has not yet been fully briefed, and is currently pending. The Company believes that the tentative agreement with West Atlantic is unenforceable, and intends to vigorously oppose the motion. In connection with the State Action, the Company brought claims in federal and state court against Tova Schwartz, the former President and Chief Executive Officer of the Company's predecessor, seeking indemnification against the West Atlantic claims in the State Action, other compensatory damages and punitive damages. The state and federal actions claim that, among other things, Ms. Schwartz failed to disclose to the Company the existence of the Agreement and West Atlantic's claims thereunder, when the Company purchased from Ms. Schwartz certain shares of Common Stock of the Company which she then held, sold its lighting business to her and provided her with other severance benefits. Ms. Schwartz's motion for dismissal of the Company's State Action indemnification claims was denied on June 28, 1999. Ms. Schwartz has asserted counterclaims against the Company in the State Action. She also joined Howard Anders, a former employee of the Company, as a fourth-party defendant in the State Action. In addition, the federal action, previously stayed by the tentative agreement of the parties, has been reinstated. Ms. Schwartz has asserted counterclaims against the Company in the federal action. She has joined Mr. Anders, along with Robert Berman and Alan Friedberg, also former employees of the Company, as additional counterclaim defendants in the federal action. The Company has concluded that, pursuant to the Company's By-Laws, Messrs. Anders and Berman are entitled to indemnification from the Company with respect to the state and federal actions. The court in the State Action has dismissed, in part, the fourth-party complaint against Mr. Anders. The Company has denied and continues to deny all of the allegations and claims of wrongdoing made by Ms. Schwartz in the state and federal actions. The Company intends to continue to vigorously defend all such claims against it and to continue to assert its claims for indemnification against Ms. Schwartz.

         After the resignations of a number of former directors and officers of the Company in the fall of 1999, the Company retained counsel to assist in conducting an investigation into various matters. In the course of the investigation, the Company discovered, among other things, that approximately $2.1 million of fraudulent charges had been submitted to and paid by the Company during 1998 and 1999. Those funds have been returned to the Company by a former officer of the Company, but the Company has not yet recovered any interest or related costs. Management believes that it has identified the financial extent of the fraudulent activities. The financial results for the fourth quarter of 1999 reflect the recovery. The Company has not restated any prior period financial statements as management has determined that the impact was not material in any period. The Company believes that other former directors, officers and employees may have been involved in the fraudulent activities, that there may have been breaches of fiduciary duties and other inappropriate actions, and that the Company may be able to recover damages from those individuals. The Company intends to pursue all available and appropriate remedies and to make any appropriate referrals to law enforcement and administrative agencies.

         Prime and the Company entered into a master development agreement in June 1998 which committed Prime and the Company to the joint development of up to 20 AmeriSuites Hotels. Pursuant to the master development agreement, the Company committed its resources to the development of the AmeriSuites Hotel projects. Prior to the completion of development of several approved AmeriSuites projects, Prime, in late 1998, withdrew from the venture. On March 17, 1999, the Company filed an arbitration demand with the New York office of the American Arbitration Association seeking to recover damages incurred by the Company and lost profits due to Prime's withdrawal from the joint development of the AmeriSuites projects. This case was settled in December 1999, with terms that include the full release to both parties and a payment of $300,000 made by Prime to the Company.

         In June 1999, Hospitality Restoration & Builders, Inc., a wholly owned subsidiary of the Company ("HRB"), filed a lawsuit in the Supreme Court, New York County against Servico, Inc. In general, the lawsuit alleged that Servico breached its obligations to HRB under an agreement pursuant to which HRB was to renovate certain hotel properties located in New York, Texas and Illinois. HRB has asserted in the action that it suspended its work at these hotels due to Servico's failure to pay for certain completed work and that as a result of the suspension of work, Servico terminated the agreement with HRB. HRB is seeking damages in excess of $20.0 million. As a result of motions made by Servico, the actions related to the Texas and Illinois properties were dismissed for lack of jurisdiction. HRB has subsequently filed actions against Servico in Texas and Illinois. With respect to the New York properties, Servico has counterclaimed against HRB to recover damages in excess of $18.0 million. The outcome of this matter is uncertain at this time, however an adverse outcome in this action could have a material adverse effect on the Company.

         On February 3, 2000, Servico Rolling Meadows, Inc. ("Servico RM"), filed a lawsuit in the United States District Court for the Northern District of Illinois against HRB. In general, the lawsuit alleges that HRB furnished defective work and failed to complete work required under an agreement to renovate a hotel located in Rolling Meadows, Illinois. Servico RM is seeking damages in excess of $4.0 million. In response to this action, on March 10, 2000, HRB filed an answer in which it denied Servico RM's claims and asserted counterclaims against Servico RM for breach of contract, among other claims. HRB is seeking damages in an amount in excess of $2.5 million against Servico RM in connection with this counterclaim. To date, Servico RM has not answered or otherwise responded to HRB's claims and formal discovery has not yet been initiated. The outcome of this matter is uncertain at this time, however an adverse outcome in this action could have material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 15, 1999, the Company held its 1999 Annual Meeting of Shareholders (the "Meeting"), whereby the shareholders (1) approved an amendment to the Company's Certificate of Incorporation to change the name of the Company from "Hospitality Worldwide Services, Inc." to "Hotelworks.com, Inc." (2) elected one member to the Company's Board of Directors (3) approved amendments to the Company Certificate of Incorporation and By-Laws to provide that vacancies that exist on the Board of Directors as a result of a determination by the Board of Directors not to nominate an individual to fill a vacancy created by the expiration of the term of a director may be filled by the remaining members of the Board of Directors then in office, provided that such director shall have a term that expires at the next succeeding annual meeting of shareholders (4) approved the adoption of the Company's 1999 Stock Option Plan and (5) ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1999. The vote on such matters was as follows:

                               Number of Shares of   Number of Shares of Common
1.    Election of Director      Common Stock For     Stock - Withheld Authority
      --------------------     -------------------   -------------------------

      Leonard F. Parker               11,299,117                     1,346,678


2. Approval of an amendment to the Company's Certificate of Incorporation to change the name of the Company from "Hospitality Worldwide Services, Inc." to "Hotelworks.com, Inc.":

                For                     Against                  Abstaining
                ---                     -------                  ----------
             13,906,904                  84,080                     7,300

3. Approval of amendments to the Company Certificate of Incorporation and By-Laws to provide that vacancies that exist on the Board of Directors as a result of a determination by the Board of Directors not to nominate an individual to fill a vacancy created by the expiration of the term of a director may be filled by the remaining members of the Board of Directors then in office, provided that such director shall have a term that expires at the next succeeding annual meeting of shareholders:

                For                     Against                  Abstaining
                ---                     -------                  ----------
            10,000,651                  327,243                    43,463

4.       Approval of the adoption of the Company's 1999 Stock Option Plan:

                For                     Against                  Abstaining
                ---                     -------                  ----------
             8,500,489                   16,380                    94,825


5. Ratification of the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1999:

             For                     Against                  Abstaining
             ---                     -------                  ----------
          12,007,789                1,899,727                   90,768


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION. The Common Stock is traded on the American Stock Exchange under the symbol "HWS". The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock.

                                                     High            Low
                                                    -------         ------
              1998
              First Quarter                        $13- 1/2        $ 8-3/4
              Second Quarter                        10-7/16          7-7/8
              Third Quarter                          9-5/16          2-7/8
              Fourth Quarter                         6-1/4           1-7/8

              1999
              First Quarter                        $ 6-5/8         $ 2-7/16
              Second Quarter                         3-7/8           2-9/16
              Third Quarter                          3-7/8           1-15/16
              Fourth Quarter                         5               1-1/2

         On April 10, 2000, the last reported sales price of the Common Stock on the American Stock Exchange was $1-3/4 per share.

         (b) HOLDERS. As of April 10, 2000, there were approximately 80 record holders and approximately 1,500 beneficial holders of the Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA (A)

         In September 1999, Hotelworks.com, Inc. announced a strategic initiative to reposition the core purchasing, reorder and logistics businesses into a business-to-business e-commerce company and to divest itself of its renovation business and real estate investment and asset management business. In December 1998, the Company decided to discontinue its hotel development business. Given the change in strategic direction, the operating results of the purchasing, reorder and logistics businesses are presented as continuing operations and the operating results associated with the renovation, real estate investment and asset management, and hotel development businesses, as well as the estimated losses on disposal, are presented as discontinued operations on the consolidated statements of operations for all years presented.

         The following table presents selected financial data for the Company for each of the five years in the period ended December 31, 1999. The information in the table has been restated to reflect such amounts related solely to the continuing operations of the Company, comprising the purchasing and reorder businesses acquired in January 1997 and the logistics business acquired in January 1998.


                                                                 Years Ended December 31,
                                                           (In Thousands, Except Share Amounts)
                                                 1995           1996           1997           1998           1999
                                                 ----           ----           ----           ----           ----
Revenues                                       $  --          $  --         $65,051         $173,003         $220,114
Loss from continuing operations                 (605)          (183)         (1,802)          (2,069)         (18,245)
Basic loss from continuing operations           (.11)          (.03)           (.24)            (.19)           (1.35)
per common share
Diluted loss from continuing                    (.11)          (.03)           (.24)            (.19)           (1.35)
operations per common share
Total assets                                    8,288          9,523         79,594          122,355           61,781
Long-term debt                                     --             --              -            2,965               68


(a) No cash dividends were declared during the five-year period presented above. See Item 1. DESCRIPTION OF BUSINESS for a description of all acquisitions during the five-year period.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         In September 1999, the Company announced a strategic initiative to reposition the core supply and distribution businesses into a business-to-business e-commerce company, and to divest itself of its renovation business and real estate investment and asset management business. In December 1998, the Company decided to discontinue its hotel development business. As a result, the Company has reflected the operating results associated with the renovation, real estate investment and asset management, and hotel development businesses, as well as the estimated losses on disposal, as discontinued operations on the consolidated statements of operations for all periods presented. Accordingly, the continuing operations of the Company are comprised of the purchasing, reorder and logistics businesses.

RESULTS OF OPERATIONS: 1999 COMPARED TO 1998

         Revenues for the year ended December 31, 1999 were $220,113,533, compared to $173,003,479 for the year ended December 31, 1998. The increase in revenues resulted from a continuing expansion of the customer base across all business lines and an increase in project scopes at LPC.

         Cost of revenues for 1999 increased to $208,641,295 as compared to $159,401,325 for 1998 due primarily to the higher revenue.

         Gross profit for 1999 was $11,472,238 or 5.2% of revenues, compared to $13,602,154 or 7.9% of revenues for 1998. The decrease in gross profit dollars and percent was due to the aforementioned increase in project scope at LPC where larger dollar volume purchasing contracts did not yield correspondingly larger fees, as the complexity of the jobs did not necessarily increase along with the size of the contract.

         Selling, general and administrative ("SG&A") expenses for 1999 totaled $22,697,922 or 10.4% of revenues, as compared to $16,659,136 or 9.6% of revenues for 1998. The increase in SG&A expenses in 1999 was due to an expansion of the administrative staff to support the higher sales levels, expenses for employee terminations and other costs associated with the corporate office closing in New York, and expenses relating to office relocations in Florida and St. Louis. Additionally, the Company increased their reserves against certain receivables. SG&A expenses also include $570,520 and $626,057 of amortization of goodwill and other intangible assets for 1999 and 1998, respectively.

         An asset impairment charge of $9,252,000 was recorded in 1999, as the Company made a determination that the Parker Reorder proprietary software product, Parker FIRST, will not provide future long-term benefits to the Company based on the repositioning of the Company's core businesses. The Parker FIRST system, which is a client server-based system, will be phased out completely in 2000, as the Company migrates the reorder business to an internet web-based system. Additionally, the Company has determined that the goodwill and other intangibles associated with the acquisition of Parker Reorder in 1997 is closely related to the Parker FIRST system and is considered an impaired asset as well. Accordingly, the net book value of such assets was written-off in 1999.

         The loss from operations for 1999 totaled $20,477,684, which includes the above stated $9,252,000 asset impairment charge, as compared to a loss of $3,056,982 for the previous year. Operating results decreased in the current year due to the factors cited above.

         Interest expense increased from $756,100 in 1998 to $1,774,111 in 1999. The rise in interest expense was the result of increased borrowings under the Company's lines of credit and an increase in interest rates given that the lines of credit carry variable interest rates. Interest income decreased in 1999 to $902,753 from $1,297,245 in 1998 in tandem with the decrease in investible funds from 1998 to 1999.

         The benefit for income taxes in 1999 was $3,103,829 primarily representing a current benefit for a carryback claim for federal, state and local income taxes based on taxable losses in 1999, offset by a valuation allowance against previously recorded deferred tax assets. For 1998, the benefit for income taxes was $447,263.

         Based on factors discussed above, the loss from continuing operations increased from a $2,068,574 loss in 1998 to a $18,245,213 loss in 1999. Basic loss per share from continuing operations increased from a $0.19 loss in 1998 to a loss of $1.35 in 1999.

         The operating results associated with the discontinued operations were a loss of $22,589,150 for 1999 compared to income of $2,192,812 for 1998. The loss for the current year includes additional provisions on contract receivables relating to the renovation business of approximately $17.0 million for substantially complete renovation projects which have not yet been closed out with customers, and the write-off of certain real estate investments and receivables of approximately $500,000 relating to the real estate investment and asset management business.

         The loss on disposal of discontinued operations for 1999 was $17,169,880. The loss includes the write-off of goodwill of approximately $5.0 million and anticipated and actual operating losses during the phase-out period of $565,000 relating to the renovation business; the write-off of goodwill of $450,000 and write-downs and reserves in connection with the anticipated disposal of the real estate investments of approximately $5.1 million relating to the real estate investment and asset management business; and additional write-downs of approximately $1.3 million on certain real estate development projects relating to the hotel development business. Management anticipates disposing of the assets associated with these businesses and ceasing the associated operations during 2000. However, the resolution date as to certain disputed matters is uncertain.

RESULTS OF OPERATIONS: 1998 COMPARED TO 1997

         Revenues for the year ended December 31, 1998 were $173,003,479, compared to $65,051,279 for 1997. The increase in revenue resulted primarily from growth in the customer base and project scopes at LPC along with the purchase of Bekins in January 1998.

         Gross profit for the year ended December 31, 1998 was $13,602,154 or 7.9% of revenues, compared to $4,879,226, or 7.5% of revenues, for 1997. The increase in gross profit dollars was primarily due to an increase in sales volume at LPC and the acquisition of Bekins.

         Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1998 were $16,659,136, or 9.6% of revenues, compared to $7,933,005, or 12.2% of revenues, for 1997. Included in SG&A expenses for the years ended December 31, 1998 and 1997 were $626,057 and $390,613, respectively, of amortization of goodwill and other intangible assets on acquisitions. The increase in SG&A expenses in 1998 was due to the addition of Bekins as well as the development of an administrative infrastructure.

         The loss from operations for the year ended December 31, 1998 was $3,056,982, compared to a loss of $3,053,779, for 1997.

         Interest income grew in 1998 to $1,297,245 from $722,875 in the prior year primarily as a result of interest earned on invested funds raised in the public offering of the Company's common stock in September 1997. Interest expense increased from $93,869 in 1997 to $756,100 in 1998 due to increased borrowings under the Company's lines of credit and the addition of Bekins debt to the balance sheet upon its acquisition in January 1998.

         The benefit for income taxes was $447,263 as compared to $623,017 for 1997. The decrease in the benefit for income taxes in 1998 was primarily due to higher state and local taxes payable given the Bekins acquisition.

         Based on the facts as discussed above, income from continuing operations totaled a loss of $2,068,574 for 1998 as compared to a loss from continuing operations of $1,801,756 for 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been severely affected during 1999 by significant losses from continuing operations and discontinued operations, which have resulted in a significant deterioration of the stockholders' equity of the Company from $58.4 million at December 31, 1998 to $0.5 million at December 31, 1999. In addition, certain of the Company's debt and line of credit facilities are in default and the Company projects negative cash flows from operations in 2000. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

         The losses from continuing operations emanate from a reduction in the gross margins realized within the purchasing business in 1999 as compared to prior years; an increase in selling, general and administrative expenses due to an expansion of the administrative staff of the on-going businesses and expenses related to employee terminations and other costs associated with the closing of the Company's corporate office in New York; and an asset impairment charge of $9.3 million related to the Parker FIRST software product. Management plans to undertake a comprehensive review of its on-going businesses to address the gross margins realized on its contracts, including evaluating integration opportunities to achieve synergies in its businesses, reviewing the pricing levels achieved for its services as well as reviewing the utilization of its staff in executing those contracts. In addition, management plans to thoroughly evaluate its overhead costs to ascertain where costs can be curtailed or eliminated.

         The losses from discontinued operations relate to the Company's decision to divest itself of its renovation, real estate investment and asset management, and hotel development businesses. Management has been diligently attempting to resolve any remaining open matters relating to these businesses to avoid any further financial deterioration to the Company. Management believes that the reserves established in 1999 will be sufficient to cover any future obligations related to these discontinued operations and to bring all open matters to closure.

         The Company's term loan and mortgage note payable were in default as of December 31, 1999 and the Company's unsecured line of credit facilities, which matured in September 1999, were not repaid and are currently in default. Accordingly, all of these debt facilities are currently due and payable. However, interest on all loans is being paid monthly at the contractual rate. The Company anticipates selling a warehouse facility, the proceeds of which will be used to repay the term loan and mortgage note payable. The Company is also involved in active, on-going negotiations with the banks who provided the line of credit facilities as to a refinancing of the facilities or an extension of the expiration date. There are no assurances that the Company will be able to successfully negotiate these facilities at terms favorable to the Company.

         The Company's 2000 budget projects a net cash flow deficit from operations of approximately $1.4 million and cash requirements related to the development of its internet web-based reorder system of approximately $1.9 million. The net cash flow deficit from operations for 2000 primarily relates to continued losses of the Parker Reorder business and corporate expenses. Management believes that given its working capital position (exclusive of short-term debt obligations) as of December 31, 1999 of $2.8 million, including anticipated tax refunds of approximately $3.9 million relating to the Company's ability to carryback current year tax losses to prior years for federal, state and local tax purposes, their review of the on-going businesses' gross margins and related expenses, and their ability to defer certain capital expenditures and other current payment obligations, if necessary, that sufficient funds will be available to cover operating cash flow deficits in 2000, but will not be sufficient to repay the debt obligations of the Company which are currently in default. Accordingly, there are no assurances that the Company will have sufficient funds available to it to satisfy all of its obligations during 2000.

         Net cash used in operating activities of continuing operations was $8,407,793 for the year ended December 31, 1999, compared to net cash used of $9,342,100 for 1998. During the year ended December 31, 1999, cash generated from a decrease in accounts receivable and deposits with vendors was offset by declines in accounts payable and customer deposits.

         Net cash used in operating activities of discontinued operations was $4,710,429 for 1999 as compared to net cash used of $8,492,603 in 1998.

         Net cash provided by investing activities of continuing operations for the year ended December 31, 1999 was $6,794,521 compared to net cash provided of $7,196,803 for the prior year. The primary source of investing cash for 1999 was the sale of marketable securities.

         Net cash provided by investing activities of discontinued operations was $4,599,657 in 1999 and net cash used in investing activities was $9,490,769 for 1998, respectively, relate to the Company's investments, in 1998, and return on investments, in 1999, in the real estate investment and asset management business.

         Net cash provided by financing activities for the year ended December 31, 1999 was $4,105,126 compared to net cash provided of $10,343,396 for the year ended December 31, 1998. The primary financing source for 1999 and 1998 were borrowings under the Company's lines of credit.

INFLATION

         Inflation and changing prices during the current year did not significantly affect the major markets in which the Company conducts its business. In view of the moderate rate of inflation, its impact on the Company's business has not been significant.

YEAR 2000

         The Year 2000 issue resulted from computer programs and circuitry that do not differentiate between the year 1900 and the year 2000 because they were written using two- rather than four-digit dates to define the applicable year. If not corrected, many computer applications and date-sensitive devices could have failed or created erroneous results before, on or after January 1, 2000. The Year 2000 issue affected virtually all companies and organizations, including the Company.

         During 1999, the Company developed and implemented a plan to assure Year 2000 readiness to avoid significant Year 2000 failures. The Company completed its implementation and testing of its plan in November, 1999 and to-date in 2000 has experienced no significant Year 2000 failures, either in its own computer operations or those of its major customers or vendors. The Company also does not anticipate any material Year 2000 failures going forward.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Although the Company does maintain offices outside the United States and does conduct certain transactions in foreign currencies, the Company does not believe that it has material exposure to risks associated with foreign currency fluctuations related to its operations given the terms of its contracts with customers. The Company does not use derivative financial instruments in its operations. The Company does have exposure to market risks associated with changes in interest rates given that the Company does maintain lines of credit and long-term debt facilities which have variable interest rates.


ITEM 8. FINANCIAL STATEMENTS

         See Index to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Index of Financial Statements of Hotelworks.com, Inc.

    (1)  Financial Statements included under Item 8:

         Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the years ended
           December 31, 1999, 1998 and 1997
         Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 1999, 1998 and 1997
         Consolidated Statements of Cash Flows for the years ended
           December 31, 1999, 1998 and 1997
         Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedules:

         Schedule II -- Valuation and Qualifying Accounts

    (3)  Report of Independent Public Accountants

(b)  Exhibits

    Exhibit
    Number                        Exhibits
    -------                       --------
     *3.1      Certificate of Incorporation, as amended, of the Company.

     *3.2      Amended and Restated By-laws of the Company.

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

     10.13     Employment Agreement, dated as of January 9, 1997, by and among
               The Leonard Parker Company, the Company and Leonard Parker
               (Incorporated by reference to Exhibit 10.13 to the Company's
               Registration Statement on Form SB-2 filed July 22, 1997, No.
               333-31765).
     10.14     Employment Agreement, dated January 1, 1998, by and between the
               Company and Douglas Parker (Incorporated by reference to Exhibit
               10.14 to the Amendment No. 1 to the Company's Form 10-K, filed on
               April 29, 1998, for the year ended December 31, 1997).
     10.15     Registration Rights Agreement, date as of January 9, 1997, by and among the Company, Leonard Parker, Douglas Parker, Bradley
               Parker, Philip Parker, Gregg Parker and Mitchell Parker
               (Incorporated by reference to Exhibit 10.18 to the Company's
               Registration Statement on Form SB-2 filed July 22, 1997, No.
               333-31765).
     10.16     Agreement to Joint Venture, dated as of May 12, 1997, by and among Apollo Real Estate Advisors II, L.P., the Registrant and
               Watermark Investments Limited, LLC. (Incorporated by reference to
               Exhibit 10.19 to the Company's Registration Statement on Form
               SB-2 filed July 22, 1997, No. 333-31765).
     10.17     Warrant dated May 12, 1997 issued to Apollo Real Estate Advisors
               II, L.P. (Incorporated by reference to Exhibit 10.20 to the
               Company's Registration Statement on Form SB-2 filed July 22,
               1997, No. 333-31765).
     10.18     Agreement and Plan of Merger, dated as of January 1, 1998, by and among the Company, HWS Acquisition Corp., a Delaware corporation,
               Bekins Distribution Services Co., Inc. and the Sellers named therein (Incorporated by reference to Exhibit 2.1 the Company's
               Current Report on Form 8-K dated January 9, 1998).
     10.19     Registration Rights Agreement dated as of January 1, 1998, by and among the Company and the Shareholders named therein
               (Incorporated by reference to Exhibit 10.1 to the Company's
               Amended Current Report on 8-K, dated September 16, 1998).
     10.20     Financial Advisory Agreement dated April 10, 1997, by and between the Company and Resource Holdings Associates (Incorporated by
               reference to the Company's Registration Statement on Form SB-2,
               No. 333-31765).
     10.21     Master Development Agreement, dated June 5, 1998, by and between the Company and Prime Hospitality Corp. (Incorporated by
               reference to Exhibit 10 to the Company's Form 10-Q for the quarter ended June 30, 1998).
     10.22     Stock Purchase Agreement, dated March 31, 1999, by and among the
               Company, Watermark Investments Limited, LLC, Leonard Parker,
               Douglas Parker, Philip Parker, Mitchell Parker, Gregg Parker and
               Bradley Parker.
     10.23     Agreement, by and between the Company and Watermark Investments
               Limited, LLC, as terminated by Termination Agreement, dated
               September 30, 1999 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended Sept 30, 1999).
     10.24     Termination Agreement, dated September 30, 1999, by and between the Company and Robert A. Berman (Incorporated by reference to
               Exhibit 10.2 to the Company's Form 10-Q for the quarter ended
               September 30, 1999).
     10.25     Employment Agreement, dated September 1, 1999, by and between the
               Company and John F. Wilkens (Incorporated by reference to Exhibit
               10.3 to the Company's Form 10-Q for the quarter ended September
               30, 1999).
     *10.26    Stipulation of Settlement and Mutual Release between Hospitality
               Worldwide Services and Prime Hospitality Corporation dated
               December 14, 1999.
     *10.27    Hospitality Worldwide Services, Inc. 1999 Stock Option Plan.
     11        Computation of earnings per share (Incorporated herein by
               reference to Note 16 to the Company's Consolidated Financial
               Statements).
     *21       Subsidiaries of the Company
     *27       Financial Data Schedule.

---------------------
*Filed herewith.

(c)  Reports on Form 8-K

     None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HOTELWORKS.COM, INC.


Dated: April 14, 2000               By: /s/ Douglas A. Parker
                                        ----------------------------------------
                                         Douglas A. Parker, Acting Chief
                                         Executive Officer,
                                         (principal executive officer)
                                         President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


           SIGNATURE                                     TITLE                                    DATE
           ---------                                     -----                                    ----

/s/ Leonard F. Parker                          Chairman of the Board, Secretary               April 14, 2000
--------------------------------------------   and Director
Leonard F. Parker


/s/ Douglas A. Parker                          Acting Chief Executive Officer,                April 14, 2000
--------------------------------------------   President and Director
Douglas A. Parker



/s/ John F. Wilkens                            Vice President - Treasurer (principal          April 14, 2000
--------------------------------------------   financial officer, principal
John F. Wilkens                                accounting officer)



/s/ Louis K. Adler                             Director                                       April 14, 2000
--------------------------------------------
Louis K. Adler


/s/ George C. Asch                             Director                                       April 14, 2000
--------------------------------------------
George C. Asch


/s/ Richard A. Bartlett                        Director                                       April 14, 2000
--------------------------------------------
Richard A. Bartlett



ITEM 8.  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

                                                                   Page No.
                                                                   --------
HOTELWORKS.COM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              F-2

CONSOLIDATED FINANCIAL STATEMENTS:
                  Balance sheets                                      F-3
                  Statements of operations                            F-4
                  Statements of stockholders' equity                  F-5
                  Statements of cash flows                            F-6, F-7
                  Notes to consolidated financial statements          F-8-F-27

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders and Board of Directors of Hotelworks.com, Inc.


We have audited the accompanying consolidated balance sheets of Hotelworks.com, Inc., formerly Hospitality Worldwide Services, Inc., (a New York Corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the accompanying schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the accompanying schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hotelworks.com, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements and schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered significant losses from continuing operations and discontinued operations during 1999, which has resulted in a significant deterioration in the stockholders' equity of the Company. In addition, certain of the Company's debt and line of credit facilities are in default and the Company projects negative cash flows from operations in 2000. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP


New York, New York
April 12, 2000

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                          December 31,
                                                                                 ---------------------------------
                                                                                     1999                1998
                                                                                 -------------       -------------
                                     ASSETS
Cash and cash equivalents                                                        $   4,559,938       $   2,178,856
Marketable securities                                                                       --           8,500,000
Accounts receivable, net of allowance for doubtful accounts
      of $1,743,364 and $679,989                                                    28,300,842          34,375,071
Costs and estimated earnings in excess of billings (Note 7)                            276,000             497,717
Deposits with vendors                                                                7,050,701          12,759,446
Income taxes receivable (Note 11)                                                    3,906,804                  --
Prepaids and other current assets                                                    1,187,637             890,924
Deferred taxes (Note 11)                                                                    --           3,834,079
Net current assets of discontinued operations (Note 4)                                      --          20,367,584
                                                                                 -------------       -------------
      Total current assets                                                          45,281,922          83,403,677
Property and equipment, net (Notes 5 and 8)                                          5,195,180           8,226,887
Goodwill and other intangibles, net (Notes 5 and 6)                                 11,038,178          17,761,698
Deferred taxes (Note 11)                                                                    --             701,099
Other assets                                                                            85,818             782,721
Non-current assets of discontinued operations (Note 4)                                 180,067          11,478,750
                                                                                 -------------       -------------

        Total assets                                                             $  61,781,165       $ 122,354,832
                                                                                 =============       =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                 $  21,247,448       $  24,516,071
Accrued and other liabilities                                                        5,550,258           4,630,154
Billings in excess of costs and estimated earnings (Note 7)                            142,000             227,000
Customer deposits                                                                   12,017,566          19,863,845
Current portion of long-term debt (Note 10)                                          2,902,000             621,000
Loans payable  (Note 9)                                                             15,835,000          10,925,000
Income taxes payable                                                                        --             176,045
Net current liabilities of discontinued operations (Note 4)                          3,542,293                  --
                                                                                 -------------       -------------
      Total current liabilities                                                     61,236,565          60,959,115

Long-term debt (Note 10)                                                                68,294           2,964,862
                                                                                 -------------       -------------
      Total liabilities                                                             61,304,859          63,923,977
                                                                                 -------------       -------------

Commitments and contingencies (Note 13)
Stockholders' equity:  (Note 15)
Convertible preferred stock, $.01 par value, $25 stated value,                              --           3,000,000
    5,000,000 shares authorized, 0 and 120,000 shares issued and outstanding
Common stock, $.01 par value, 50,000,000 shares authorized,                            146,592             127,102
    14,659,067 and 12,710,156 issued and outstanding
    additional paid-in capital                                                      59,612,964          56,447,760
Retained earnings (deficit)                                                        (59,283,250)         (1,144,007)
                                                                                 -------------       -------------
      Total stockholders' equity                                                       476,306          58,430,855
                                                                                 -------------       -------------
      Total liabilities and stockholders' equity                                 $  61,781,165       $ 122,354,832
                                                                                 =============       =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 Year Ended December 31,
                                                                      -----------------------------------------------------
                                                                          1999                1998                1997
                                                                      -------------       -------------       -------------
Revenues                                                              $ 220,113,533       $ 173,003,479       $  65,051,279

Cost of revenues                                                        208,641,295         159,401,325          60,172,053
                                                                      -------------       -------------       -------------
          Gross profit                                                   11,472,238          13,602,154           4,879,226
Selling, general and administrative expenses                             22,697,922          16,659,136           7,933,005
Asset impairment charge (Note 5)                                          9,252,000                  --                  --
                                                                      -------------       -------------       -------------
          Loss from operations                                          (20,477,684)         (3,056,982)         (3,053,779)
                                                                      -------------       -------------       -------------
Other income (expense):
     Interest expense                                                    (1,774,111)           (756,100)            (93,869)
     Interest income                                                        902,753           1,297,245             722,875
                                                                      -------------       -------------       -------------
     Total other income (expense)                                          (871,358)            541,145             629,006
                                                                      -------------       -------------       -------------
          Loss from continuing operations before
          income taxes                                                  (21,349,042)         (2,515,837)         (2,424,773)
Income tax benefit (Note 11)                                             (3,103,829)           (447,263)           (623,017)
                                                                      -------------       -------------       -------------
          Loss from continuing operations                               (18,245,213)         (2,068,574)         (1,801,756)
                                                                      -------------       -------------       -------------
Discontinued operations (Notes 4 and 11):
     Income (loss) from operations of discontinued businesses,
       net of tax                                                       (22,589,150)          2,192,812             958,107
     Loss on disposal of discontinued businesses, including
       provision of $2,290,000 in 1999 and $104,000 in 1998
       for operating losses during phase-out period, net of tax         (17,169,880)            (90,900)                 --
                                                                      -------------       -------------       -------------
       Income (loss) from discontinued operations                       (39,759,030)          2,101,912             958,107
                                                                      -------------       -------------       -------------
          Net income (loss)                                           $ (58,004,243)      $      33,338       $    (843,649)
                                                                      -------------       -------------       -------------
Basic income (loss) per common share:
        Loss from continuing operations                               $       (1.35)      $       (0.19)      $       (0.24)
                                                                      -------------       -------------       -------------
       Discontinued operations:
          Income (loss) from operations                                       (1.65)               0.18                0.11
          Loss on disposal                                                    (1.26)              (0.01)                 --
                                                                      -------------       -------------       -------------
          Income (loss) from discontinued operations                          (2.91)               0.17                0.11
                                                                      -------------       -------------       -------------
          Net loss                                                    $       (4.26)      $       (0.02)      $       (0.13)
                                                                      -------------       -------------       -------------
Diluted income (loss) per common share:
       Loss from continuing operations                                $       (1.35)      $       (0.19)      $       (0.24)
                                                                      -------------       -------------       -------------
       Discontinued operations:
          Income (loss) from operations                                       (1.65)               0.18                0.11
          Loss on disposal                                                    (1.26)              (0.01)                 --
                                                                      -------------       -------------       -------------
          Income (loss) from discontinued operations                          (2.91)               0.17                0.11
                                                                      -------------       -------------       -------------
          Net loss                                                    $       (4.26)      $       (0.02)      $       (0.13)
                                                                      -------------       -------------       -------------

Weighted average common shares outstanding                               13,665,465          12,092,437           8,885,570
                                                                      -------------       -------------       -------------

Weighted average common and common equivalent shares outstanding         13,665,465          12,092,437           8,885,570
                                                                      -------------       -------------       -------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                         Preferred Stock             Common Stock
                      -------------------       -----------------------
                                                 Number of                           Additional     Retained       Total
                      Number of     Stated         Shares                 Treasury     Paid in      Earnings    Stockholders'
                        Shares       Value      Outstanding   Par Value    Stock       Capital      (Deficit)       Equity
                      ---------     ------      -----------   ---------   --------    ----------    ---------   -------------
BALANCE,
 December 31, 1996          --   $        --     6,725,655    $ 72,257  $  (715,000)  $ 8,185,410  $    236,304   $ 7,778,971
Purchase of                 --            --     (500,000)          --   (2,210,000)           --            --   (2,210,000)
treasury stock
Exercise of stock           --            --       419,917       4,199           --     1,018,931            --     1,023,130
options and warrants
Issuance of shares     200,000     5,000,000     1,250,000      12,500           --     6,940,000            --    11,952,500
in connection with
acquisition
Stock issued in             --            --     3,450,000      24,500    2,925,000    27,379,246            --    30,328,746
connection with
offering, net of
expenses
Income tax benefit          --            --            --          --           --       360,349            --       360,349
from warrants
exercised
Warrants issued for         --            --            --          --           --     3,635,789            --     3,635,789
services
Net loss                    --            --            --          --           --            --      (843,649)     (843,649)
Preferred dividends         --            --            --          --           --            --      (300,000)     (300,000)
                      --------   -----------    ----------    --------  -----------   -----------  ------------  ------------
BALANCE,
 December 31, 1997     200,000     5,000,000    11,345,572     113,456           --    47,519,725      (907,345)   51,725,836
Exercise of stock           --            --       265,667       2,657           --       768,024            --       770,681
options and
warrants
Issuance of shares          --            --       514,117       5,141           --     6,165,859            --     6,171,000
in connection with
acquisition
Conversion of          (80,000)   (2,000,000)      584,800       5,848           --     1,994,152            --            --
preferred stock
Net income                  --            --            --          --           --            --        33,338        33,338
Preferred dividends         --            --            --          --           --            --      (270,000)     (270,000)
                      --------   -----------    ----------    --------  -----------   -----------  ------------  ------------
BALANCE
 December 31, 1998     120,000     3,000,000    12,710,156     127,102           --    56,447,760    (1,144,007)   58,430,855
Exercise of stock           --            --        40,000         400           --        80,294            --        80,694
options
Conversion of         (120,000)   (3,000,000)    1,269,399      12,695           --     2,987,305            --            --
preferred stock
Issuance of shares          --            --       639,512       6,395           --       (6,395)            --            --
in connection with
acquisition
Warrants issued for         --            --            --          --           --       104,000            --       104,000
services
Net loss                    --            --            --          --           --            --   (58,004,243)  (58,004,243)
Preferred dividends         --            --            --          --           --            --      (135,000)     (135,000)
                      --------   -----------    ----------    --------  -----------   -----------  ------------  ------------
BALANCE
 December 31, 1999          --   $        --    14,659,067    $146,592           --   $59,612,964  $(59,283,250) $   $476,306
                      --------   -----------    ----------    --------  -----------   -----------  ------------  ------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Year Ended December 31,
                                                               --------------------------------------------------
                                                                   1999               1998              1997
                                                               ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       ($58,004,243)      $     33,338       ($   843,649)
Adjustments to reconcile net loss to net cash provided by
(used in)  operating activities:
Depreciation and amortization                                     2,208,706          1,667,785            682,982
Loss (income) from operations of discontinued businesses         18,857,810         (2,858,325)        (1,809,112)
Loss on disposal of discontinued businesses                      16,557,668            150,000                 --
Asset impairment charge                                           9,252,000                 --                 --
Deferred income tax provision (benefit)                           4,535,178         (3,796,090)          (668,422)
(Increase) decrease in current assets:
Accounts receivable, net                                          6,074,158        (14,148,521)       (10,454,580)
Costs  and estimated earnings in excess of billings                 221,717            (86,878)          (584,595)
Deposits with vendors                                             5,708,745         (8,504,265)        (4,255,181)
Income taxes receivable                                          (3,906,804)                --                 --
Prepaid and other current assets                                   (296,713)           245,399            379,322
Other assets                                                        696,903            166,684           (525,150)
Increase (decrease) in current liabilities:
Accounts payable                                                 (3,268,623)         8,547,541          9,626,229
Accrued and other liabilities                                     1,063,029          2,451,782            604,023
Billings in excess of costs and estimated earnings                  (85,000)            80,800                 --
Customer deposits                                                (7,846,279)         6,540,274         10,046,533
Income taxes payable                                               (176,045)           168,376           (290,191)
                                                               ------------       ------------       ------------
     Net cash provided by (used in) operating activities
     of continuing operations                                    (8,407,793)        (9,342,100)         1,908,209

                                                               ------------       ------------       ------------
     Net cash provided by (used in) operating
     activities of discontinued operations                       (4,710,429)        (8,492,603)         1,785,589
                                                               ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                        --         (8,500,000)       (18,915,686)
Sale of marketable securities                                     8,500,000         18,915,686                 --
Cash acquired upon acquisition, net of acquisition costs                 --            (62,000)           479,061
Purchase of property and equipment                               (1,705,479)        (3,156,883)        (2,644,890)
                                                               ------------       ------------       ------------
     Net cash provided by (used in) investing activities
     of continuing operations                                     6,794,521          7,196,803        (21,081,515)
                                                               ------------       ------------       ------------
     Net cash provided by (used in) investing
     activities of discontinued operations                        4,599,657         (9,490,769)          (464,105)
                                                               ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on loans payable                         4,910,000         26,625,000          3,180,000
Repayment of loans payable                                               --        (15,700,000)        (4,580,000)
Repayment of long term debt                                        (615,568)        (1,352,285)                --
Payment of preferred stock dividends                               (270,000)                --                 --
Purchase of treasury stock                                               --                 --         (2,210,000)
Proceeds from stock offering                                             --                 --         32,126,630
Proceeds from exercise of stock options and warrants                 80,694            770,681          1,023,130
                                                               ------------       ------------       ------------
     Net cash provided by financing activities                    4,105,126         10,343,396         29,539,760
                                                               ------------       ------------       ------------
NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS             2,381,082         (9,785,273)        11,687,938
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    2,178,856         11,964,129            276,191
                                                               ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  4,559,938       $  2,178,856       $ 11,964,129
                                                               ------------       ------------       ------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Year Ended December 31,
                                                                   ---------------------------------------------
                                                                       1999            1998             1997
                                                                   -----------      -----------      -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest                                                           $ 1,550,027      $   794,724      $   178,113
Income taxes                                                           466,081        3,826,546          785,127
NON-CASH INVESTING & FINANCING ACTIVITIES:
Net assets acquired (including goodwill and other                           --        6,233,000       11,166,229
intangibles)
Stock issued for assets acquired                                            --        6,171,000       11,952,500
Preferred stock dividends not paid in lieu of purchase                      --               --          300,000
price reduction for LPC acquisition
Warrants issued for services                                           104,000               --        3,635,789
Preferred stock dividends accrued                                      135,000          270,000               --
Conversion of preferred stock into common stock                      3,000,000        2,000,000               --



The accompanying notes to consolidated financial statements are an integral part of these statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BUSINESS

         Hotelworks.com, Inc., formerly known as Hospitality Worldwide Services, Inc., (the "Company"), was incorporated in the State of New York on October 10, 1991. Through its wholly owned operating subsidiaries, the Company performs purchasing services of furniture, fixtures and equipment, and operating supplies and equipment for leading hotel and hospitality customers; performs reorder services of operating supplies and equipment for leading hotel and hospitality customers; and performs logistics services, including transportation, warehousing and installation, to a wide variety of customers. Through September 1999, the Company's core businesses also included providing renovation services to the hospitality industry as well as being active in the real estate investment and asset management business.

         In September 1999, the Company announced a strategic initiative to reposition the core supply and distribution businesses into a business-to-business e-commerce company, and to divest itself of its renovation business and real estate investment and asset management business. In December 1998, the Company decided to discontinue its hotel development business. As a result, the Company has reflected the operating results associated with the renovation, real estate investment and asset management, and hotel development businesses, as well as the estimated losses on disposal, as discontinued operations on the consolidated statements of operations for all years presented. Discontinued operations are further discussed in Note 4.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company also has investments in real estate joint ventures, which have been accounted for under the equity and cost method, as appropriate. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified in the consolidated financial statements in order to provide a presentation consistent with the current year. As discussed in Note 1, given the Company's decision to discontinue certain businesses, all years have been restated to reflect the operating results of those businesses as discontinued operations.

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

         The most significant estimates for the Company relates to the recognition of revenues under the percentage of completion method for its purchasing and logistics businesses, and the estimation of reserves for asset realizability and contingent liabilities. To the extent that contracts extend over more than one reporting period, revisions in estimated earnings and the estimated efforts during the course of the work are reflected in the year in which the facts which require the revision become known. Due to the uncertainties inherent in the estimation process, it is reasonably possible that such estimates will be revised over the next year. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will occur.

         REVENUE RECOGNITION

PURCHASING BUSINESS

         The Company recognizes earnings for fixed fee service contracts under the percentage of completion method. Under this method, the Company recognizes as earnings that portion of the total earnings anticipated from a contract which the efforts expended bears to the estimated efforts over the life of the contract. Earnings for variable fee service contracts are generally recognized upon completion of the associated service.

         The Company performs purchasing services either acting as a principal, for which it functions in a manner similar to a purchaser and reseller of merchandise, or as an agent. As an agent, revenues include solely the service fee income and the cost of the contracts includes labor and other direct costs associated with the contract and those indirect costs related to contract performance. As a principal, the revenues and cost of the contracts also include the associated merchandise purchased for the customer, which are recognized when the merchandise is shipped directly from the vendor to the customer.

         Customer deposits consist of amounts remitted to the Company by customers as deposits on specific contracts. Deposits with vendors consist of amounts paid by the Company to vendors on specific contracts.

REORDER BUSINESS

         The Company recognizes earnings for variable fee service contracts upon completion of the associated service. The Company performs reorder services either acting as a principal, for which it functions in a manner similar to a purchaser and reseller of merchandise, or as an agent. As an agent, revenues include solely the service fee income and the cost of the contracts includes labor and other direct costs associated with the contract and those indirect costs related to contract performance. As a principal, the revenues and cost of the contracts also include the associated merchandise purchased for the customer, which are recognized when the merchandise is shipped directly from the vendor to the customer.

LOGISTICS BUSINESS

         The Company recognizes earnings on logistics and installation services under the percentage of completion method. Under this method, the Company recognizes as earnings that portion of the total earnings anticipated from a contract which the efforts expended bears to the estimated efforts over the life of the contract. The cost of the contracts includes labor and other direct costs associated with the contract, including warehousing and transportation costs, and those indirect costs related to contract performance.

         DEPRECIATION AND AMORTIZATION

         The Company calculates depreciation on property and equipment on the straight-line method. Estimated useful lives are as follows: office equipment, 5 years; software, 5 years; furniture and fixtures, 10 years; and building and improvements, 25 years. Leasehold improvements to property used in the Company's operations are amortized on a straight-line basis over the lease terms. Maintenance and repairs are expensed currently, while expenditures for betterments are capitalized.

         GOODWILL AND OTHER INTANGIBLES

         Goodwill and other intangible assets are amortized on a straight-line basis over their estimated useful life of 30 years. Goodwill represents the costs of an acquisition in excess of the fair value of net assets acquired at the date of acquisition. Accumulated amortization was $959,792 and $559,196 at December 31, 1999 and 1998, respectively.

         EARNINGS PER COMMON SHARE

         Basic earnings per common share are based on net income less preferred stock dividends divided by the weighted average number of common shares outstanding. Diluted earnings per common share are adjusted to reflect the incremental number of shares issuable under stock-based compensation plans, contingently issuable shares, the assumed conversion of convertible preferred stock and the elimination of the preferred stock dividends, if such adjustments are dilutive.

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

         MARKETABLE SECURITIES

         Marketable securities consisted of certificates of deposit maturing in six months or less as of December 31, 1998. Marketable securities are classified as available-for-sale or as held-to-maturity, based on the Company's intended holding period. Available-for-sale securities are reported at fair value based on quoted market prices, with unrealized gains or losses, if any, reported as other comprehensive income. Held-to-maturity investments are reported at amortized cost. The cost basis of securities is determined on a specific identification basis in calculating gains and losses.

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

         STOCK-BASED COMPENSATION

         The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Expenses related to stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the cost is measured as the fair value of the security at the date of grant based on option-pricing models.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities approximate the fair values as of December 31, 1999, due to the short-term maturity of these instruments. The carrying amounts as of December 31, 1999 of costs and estimated earnings in excess of billings, deposits with vendors, billings in excess of costs and estimated earnings, and customer deposits approximate fair value as these amounts are due or payable within the Company's operating cycle. The fair value of marketable securities is based on settlement amounts for such instruments given the intended holding period and approximate their carrying amounts as of December 31, 1998. The fair value of the Company's loans payable and long-term debt, which are currently in default, can not be practicably determined given their current default status and the Company's financial condition.

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

         NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         During 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights and obligations under the contract and that all derivative instruments be measured at fair value. This pronouncement is required to be adopted by January 1, 2001. Management has not yet determined the impact, if any, that adoption of this pronouncement will have on the Company's financial statements.

         During 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" which broadly addresses how companies report revenues in their financial statements. The Emerging Issues Task Force ("EITF") is more thoroughly evaluating this topic in Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". The EITF has not reached a consensus on this topic. The Company is monitoring the progress of this topic in order to evaluate the impact, if any, on how the Company reports revenue.

3. GOING CONCERN

         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been severely affected during 1999 by significant losses from continuing operations and discontinued operations, which have resulted in a significant deterioration of the stockholders' equity of the Company from $58.4 million at December 31, 1998 to $0.5 million at December 31, 1999. In addition, certain of the Company's debt and line of credit facilities are in default and the Company projects negative cash flows from operations in 2000. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

         The losses from continuing operations emanate from a reduction in the gross margins realized within the purchasing business in 1999 as compared to prior years; an increase in selling, general and administrative expenses due to an expansion of the administrative staff of the on-going businesses and expenses related to employee terminations and other costs associated with the closing of the Company's corporate office in New York; and an asset impairment charge of $9.3 million related to the Parker FIRST software product as further discussed in Note 5. Management plans to undertake a comprehensive review of its on-going businesses to address the gross margins realized on its contracts, including evaluating integration opportunities to achieve synergies in its businesses, reviewing the pricing levels achieved for its services as well as reviewing the utilization of its staff in executing those contracts. In addition, management plans to thoroughly evaluate its overhead costs to ascertain where costs can be curtailed or eliminated.

         As further discussed in Note 4, the losses from discontinued operations relate to the Company's decision to divest itself of its renovation, real estate investment and asset management, and hotel development businesses. Management has been diligently attempting to resolve any remaining open matters relating to these businesses to avoid any further financial deterioration to the Company. Management believes that the reserves established in 1999 will be sufficient to cover any future obligations related to these discontinued operations and to bring all open matters to closure.

         As further discussed in Notes 9 and 10, the Company's term loan and mortgage note payable were in default as of December 31, 1999 and the Company's unsecured line of credit facilities, which matured in September 1999, were not repaid and are currently in default. Accordingly, all of these debt facilities are currently due and payable. However, interest on all loans is being paid monthly at the contractual rate. The Company anticipates selling a warehouse facility, the proceeds of which will be used to repay the term loan and mortgage note payable. The Company is also involved in active, on-going negotiations with the banks who provided the line of credit facilities as to a refinancing of the facilities or an extension of the expiration date. There are no assurances that the Company will be able to successfully sell the warehouse facility or successfully negotiate these facilities at terms favorable to the Company.

         The Company's 2000 budget projects a net cash flow deficit from operations of approximately $1.4 million and cash requirements related to the development of its internet web-based reorder system of approximately $1.9 million. The net cash flow deficit from operations for 2000 primarily relates to continued losses of the Parker Reorder business and corporate expenses. Management believes that given its working capital position (exclusive of short-term debt obligations) as of December 31, 1999 of $2.8 million, including anticipated tax refunds of approximately $3.9 million relating to the Company's ability to carryback current year tax losses to prior years for federal, state and local tax purposes, their review of the on-going businesses' gross margins and related expenses, and their ability to defer certain capital expenditures and other current payment obligations, if necessary, that sufficient funds will be available to cover operating cash flow deficits in 2000, but will not be sufficient to repay the debt obligations of the Company which are currently in default. Accordingly, there are no assurances that the Company will have sufficient funds available to it to satisfy all of its obligations during 2000.

4. DISCONTINUED OPERATIONS

         In September 1999, the Company announced a strategic initiative to reposition the core supply and distribution businesses into a business-to-business e-commerce company, and to divest itself of its renovation business and real estate investment and asset management business. In December 1998, the Company decided to discontinue its hotel development business. As a result, the Company has reflected the operating results associated with the renovation, real estate investment and asset management, and hotel development businesses, as well as the estimated losses on disposal, as discontinued operations on the consolidated statements of operations for all years presented. The loss from operations, net of taxes, for the discontinued businesses was $22,589,150 in 1999. The income from discontinued operations, net of taxes, was $2,192,812 and $958,107 for 1998 and 1997, respectively. The loss on disposal, net of taxes, was $17,169,880 and $90,900 for 1999 and 1998, respectively. The loss on disposal principally includes reserves and write-offs of certain investments and receivables to their estimated recoverable amounts, the write-off of goodwill associated with these businesses, and accruals for estimated liabilities and operating losses during the phase-out period for the discontinued businesses.

HOTEL DEVELOPMENT BUSINESS

         In December 1997, the Company formed a wholly owned subsidiary, Hospitality Development Services Corporation ("HDS"). HDS was to provide hotel development services involving managing and overseeing the development process related to new hotel construction, to earn a developers fee. HDS commenced operations in 1998. On January 6, 1998, the Company reached an agreement in principle to enter into a master development agreement with Prime Hospitality Corp. ("Prime") to develop up to 20 hotel properties over a two-year period under the AmeriSuites brand name. In June 1998, the Company and Prime executed the master development agreement. In late 1998, the Company was informed by Prime that Prime was no longer going to pursue new development opportunities and that Prime was abandoning their responsibilities under the master development agreement, even though the Company had incurred significant costs up to such time. As a result, in December 1998, management decided to discontinue its hotel development business.

         The Company ceased its hotel development operations in April 1999. In December 1999, the Company and Prime reached an agreement to terminate the master development agreement, whereby the Company received a settlement payment of $300,000 and both parties agreed to a full release of obligations and claims. The loss on disposal for the year ended December 31, 1999 includes approximately $1,670,000 of additional write-offs to record certain real estate development projects to the amount realized by the Company. The loss on disposal for the year ended December 31, 1998 included $150,000 of estimated operating losses during the phase-out period.

RENOVATION BUSINESS

        The Company provided renovation services to the hospitality industry, through its wholly owned subsidiary, Hospitality Restoration & Builders, Inc. ("HRB"). HRB provided a complete package of renovation services to the hotel industry, ranging from pre-planning and scope preparation of a project to performing the renovation requirements and delivering furnished rooms.

        In November 1997, the Company formed a wholly owned subsidiary, Hospitality Construction Corporation ("HCC"), to specialize in new hotel construction projects and major hotel upgrades. HCC's operations commenced in 1998 and related solely to hotel upgrade and renovation projects, and did not include any new hotel construction projects. In an effort to consolidate operations, the Company transferred the HCC operations to HRB in 1998.

        In September 1999, as part of the Company's strategic initiative discussed above, the Company decided to divest itself of its renovation business. The Company transferred certain in-process renovation contracts to a company owned by the former President of the renovation subsidiary in November 1999. The Company anticipates ceasing the remaining renovation operations in 2000. However, the resolution date as to certain disputed receivables with customers related to specific renovation projects which have been substantially completed is uncertain. Losses from discontinued operations for 1999 and 1998 include provisions on contract receivables of approximately $17,090,000 and $8,863,000 related to renovation projects which have been substantially completed but have not yet been closed out with customers. The loss on disposal in 1999 includes additional provisions on contract receivables of $2,075,000, a write-off of goodwill of approximately $5,000,000 and anticipated operating losses during the phase-out period of $2,066,000.

REAL ESTATE INVESTMENT AND ASSET MANAGEMENT BUSINESS

         In May 1997, the Company entered into a joint venture ("Apollo Joint Venture") with Apollo Real Estate Advisors II, L.P. ("Apollo") and Watermark Investments Limited, LLC ("Watermark"), which is affiliated with Robert Berman, the former Chairman and Chief Executive Officer of the Company, to identify, acquire, renovate, refurbish and sell hotel properties. The Company performed the renovation and procurement services for the properties purchased by the Apollo Joint Venture. In addition, the Company acquired a non-controlling equity interest in each of the entities formed to purchase such properties. As an inducement to enter into the Joint Venture Agreement, the Company issued to Apollo a seven-year warrant to purchase up to 750,000 shares of Common Stock at $8.115 per share. The warrant expires in 2004. The warrant was initially exercisable as to 250,000 shares and became exercisable as to the remaining 500,000 shares in increments of 100,000 shares for every $7,500,000 of incremental renovation revenue and purchasing fees earned by the Company from the Apollo Joint Venture. The warrant contains price protection provisions and anti-dilution provisions that could result in the issuance of significantly more shares under certain circumstances. In September 1997, the Apollo Joint Venture acquired the Warwick Hotel in Philadelphia, Pennsylvania. Through March 31, 2000, the Company has made cumulative capital contributions of approximately $791,000 to the joint venture operating entity that was formed to purchase the property. In March 1998, the Apollo Joint Venture acquired the Historic Inn in Richmond, Virginia. Through March 31, 2000, the Company has made cumulative capital contributions of approximately $311,000 to the joint venture operating entity that was formed in connection with the purchase of the property. In September 1999, as part of the Company's strategic initiative discussed above, the Company decided to divest itself of its real estate investment and asset management business. Accordingly, the Company will not be making any further investments under the Apollo Joint Venture agreement. In addition, the Company is currently in negotiations with Apollo to settle all matters related to Apollo and the Apollo Joint Venture.

         In March 1998, the Company entered into a joint venture with ING Realty Partners ("ING Joint Venture"), to acquire the Clarion Quality Hotel in Chicago, Illinois, whereby the Company acquired a non-controlling equity interest in the ING Joint Venture. The Company also performed the renovation and procurement services for the property. Through March 30, 2000, the Company has made cumulative capital contributions of approximately $3.2 million to the ING Joint Venture. The other partners in the ING Joint Venture are entitled to specified preferred returns and priority distributions of capital. In addition, the joint venture agreement provides ING Realty Partners with the right to have the joint venture sell the property after March 2000, and certain buy/sell provisions which may be exercised by any partner. In September 1999, as part of the Company's strategic initiative discussed above, the Company decided to divest itself of its real estate investment and asset management business. Accordingly, the Company will not be making any further investments in the ING Joint Venture and is currently negotiating a settlement agreement with ING, whereby the Company would principally divest itself of its equity interest in the ING Joint Venture, as well as settle all other matters related to the ING Joint Venture.

      In February 1998, the Company formed a wholly owned subsidiary, HWS Real Estate Advisory Group, Inc. ("HWS REAG") to purchase the assets of Watermark's real estate advisory business, consisting primarily of contracts to perform future asset management and advisory services as well as certain equity interests in the Apollo Joint Venture. The purchase price for such business was $1,500,000 of cash. The acquisition has been accounted for as a purchase with the results of HWS REAG included in the consolidated financial statements of the Company from the acquisition date. On September 30, 1999, the Company and Watermark entered into a Termination Agreement whereby all agreements between the parties were terminated, and amongst other things, includes a payment by Watermark to the Company of $885,000, that was made in December 1999.

      The Company's real estate investment and asset management business was comprised of the HWS REAG operations and investments in various real estate ventures, including the Apollo Joint Venture and ING Joint Venture discussed above. In September 1999, as part of the Company's strategic initiative discussed above, the Company decided to divest itself of its real estate investment and asset management business. The Company anticipates disposing of its real estate investments, and concurrently ceasing the real estate asset management and advisory operations in 2000. Losses from discontinued operations for 1999 include the write-off of certain real estate investments and receivables no longer deemed realizable of approximately $500,000. The loss on disposal for 1999 includes the write-off of goodwill of $450,000 and write-downs and reserves in connection with the anticipated disposal of real estate investments of approximately $4,900,000 to record such investments at their estimated recoverable amounts.

SUMMARY OF FINANCIAL INFORMATION

        The Company has reflected the operating results associated with the renovation, real estate investment and asset management, and hotel development businesses, as well as the estimated losses on disposal, as discontinued operations on the consolidated statements of operations for all years presented. Results of these operations, as presented in accompanying consolidated statements of operations, are as follows:


                                                                    Years Ended December 31,
                                                      --------------------------------------------------
                                                          1999                1998               1997
                                                      ------------       ------------       ------------
RENOVATION BUSINESS:
     Revenues                                         $ 22,053,206       $ 56,014,202       $ 20,390,433
     Income (loss) from operations, net of taxes       (21,223,412)         3,141,971          1,745,023
     Loss on disposal, net of taxes                     (9,847,414)                --                 --

REAL ESTATE INVESTMENT AND ASSET MANAGEMENT
BUSINESS:
     Revenues                                                   --            961,529                 --
     Income (loss) from operations, net of taxes        (1,365,738)           (82,407)          (786,916)
     Loss on disposal, net of taxes                     (5,652,262)                --                 --

HOTEL DEVELOPMENT BUSINESS:
     Revenues                                                   --                 --                 --
     Income (loss) from operations, net
     of taxes                                                   --           (866,752)                --
     Loss on disposal, net of taxes                     (1,670,204)           (90,900)                --

TOTAL DISCONTINUED OPERATIONS:
     Revenues                                           22,053,206         56,975,731         20,390,433
     Income (loss) from operations, net
     of taxes                                          (22,589,150)         2,192,812            958,107
     Loss on disposal, net of taxes                    (17,169,880)           (90,900)                --


         The remaining assets and liabilities of the discontinued operations as of December 31, 1999 and 1998, as presented in the accompanying consolidated balance sheets, are as follows:


                                                             Real Estate
                                                         Investment & Asset      Hotel
                                          Renovation          Management       Development           Total
                                         ------------       ------------       ------------       ------------
DECEMBER 31, 1999:
Accounts receivable                      $ 23,535,764       $         --        $        --       $ 23,535,764
Allowance for doubtful accounts           (20,903,638)                --                 --        (20,903,638)
Prepaids and other current assets, net        753,000                 --                 --            753,000
Accounts payable                           (3,428,505)                --                 --         (3,428,505)
Accrued and other liabilities              (2,468,028)        (1,000,000)           (30,886)        (3,498,914)
                                         ------------       ------------       ------------       ------------


Net current liabilities                    (2,511,407)        (1,000,000)           (30,886)        (3,542,293)

                                         ------------       ------------       ------------       ------------

Property and equipment, net                    74,014                 --             34,420            108,434
Other assets                                   38,296                 --             33,337             71,633
                                         ------------       ------------       ------------       ------------

Net non-current assets                   $    112,310       $         --       $     67,757       $    180,067
                                         ------------       ------------       ------------       ------------

DECEMBER 31, 1998:
Accounts receivable                      $ 28,666,028       $    430,333       $         --       $ 29,096,361
Allowance for doubtful accounts            (6,625,000)                --                 --         (6,625,000)
Costs and estimated earnings in
excess of billings                          5,069,225                 --                 --          5,069,225

Prepaids and other current assets             109,216          3,737,000                 --          3,846,216
Accounts payable                           (7,559,255)                --                 --         (7,559,255)
Accrued and other liabilities              (1,758,805)                --           (170,000)        (1,928,805)
Billings in excess of costs and
estimated earnings                         (1,531,158)                --                 --         (1,531,158)
                                         ------------       ------------       ------------       ------------

Net current assets (liabilities)           16,370,251          4,167,333           (170,000)        20,367,584
                                         ------------       ------------       ------------       ------------

Property and equipment, net                   387,058             36,496             65,241            488,795
Goodwill and other intangibles, net         5,273,241          1,404,167                 --          6,985,236
Other assets, net                              40,246          3,025,335          1,246,966          4,004,719
                                         ------------       ------------       ------------       ------------

Net non-current assets                   $  5,700,545       $  4,465,998       $  1,312,207       $ 11,478,750
                                         ------------       ------------       ------------       ------------



         Net current liabilities of discontinued operations at December 31, 1999, and net current assets of discontinued operations at December 31, 1998 include renovation accounts receivables and costs and estimated earnings in excess of billings which include unapproved change orders and estimated net claims, which involve negotiations with customers and in some cases may result in litigation. The Company believes that it has established contractual or legal bases for pursuing recovery of unapproved change orders and claims and it is management's intention to pursue these matters and litigate, if necessary, until a decision or settlement is reached. Unapproved change orders and claims involve the use of estimates and it is reasonably possible that revisions to the estimated recoverable amounts could be made within the next year. The settlement of these amounts depends on individual circumstances and negotiations with the counter party, accordingly, the timing of the collection will vary and may extend beyond one year.

5. ASSET IMPAIRMENT CHARGE

         As a result of the Company's strategic initiative to reposition the core businesses into a business-to-business e-commerce company, the Parker Reorder proprietary software product, Parker Fully Integrated Reorder Systems Tracking ("Parker FIRST"), which is a client server-based system used by clients to reorder operating supplies and equipment, will be phased out completely in 2000 as the Company migrates the reorder business to an internet web-based system. Consequently, management has determined that the Parker FIRST system will not provide future long-term benefits to the Company. In addition, management has determined that the goodwill and other intangibles associated with the acquisition of Parker Reorder in January 1997 is closely related to the Parker FIRST system, which was under development at the time of the acquisition.

         Accordingly, the Company has recorded for the year ended December 31, 1999, an asset impairment charge of $9,252,000, consisting of net capitalized computer software costs associated with the Parker FIRST system of $3,099,000 and net goodwill and other intangibles of $6,153,000.


6. ACQUISITIONS

         In January 1998, the Company acquired Bekins Distribution Services, Inc. ("Bekins"), a leading provider of transportation, warehousing and installation services to a variety of customers worldwide. Founded in 1969, Bekins is a logistical services company that serves clients who are opening, renovating or relocating facilities by assuring that materials, fixtures, furniture and merchandise are moved from multiple vendor locations to their ultimate destinations in a controlled orderly sequence so that each item can be installed on schedule. The purchase price of Bekins, including acquisition costs, of approximately $11,400,000 consisted of 514,117 shares of common stock and the assumption of certain Bekins' debt. Additionally, under the terms of the purchase agreement, the Company was required to issue an additional 639,512 shares of common stock in January 1999 given the decrease in the price of the Company's common stock on the one year anniversary date of the acquisition, which was accounted for as an equity transaction resulting in no adjustment to the purchase price or reported net loss. The acquisition resulted in goodwill of approximately $7,400,000 which is being amortized on a straight-line basis over its estimated useful life of 30 years. The acquisition has been accounted for as a purchase with the results of Bekins included in the consolidated financial statements of the Company from the acquisition date.

         The following pro forma consolidated financial information has been prepared to reflect the acquisition of Bekins. The pro forma financial information is based on the historical financial statements of the Company, as restated for discontinued operations, and Bekins. The accompanying pro forma operating statements are presented as if the acquisition occurred on January 1, 1997. The pro forma financial information is unaudited and is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as of January 1, 1997.

Year Ended December 31                                            1997
----------------------                                         -----------
(UNAUDITED)

Revenues                                                       $84,966,000
Loss from continuing operations                                 (1,633,000)
Basic loss per share from continuing operations                      (0.19)
Diluted loss per share from continuing operations                    (0.19)
                                                               -----------

         The above unaudited pro forma statements have been adjusted to reflect the amortization of goodwill over a 30 year period, officers compensation based on employment agreements entered into at the date of acquisition, additional income taxes on pro forma income and the 1,153,629 common shares issued as consideration in the transaction.

7. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

         Costs and estimated earnings in excess of billings on uncompleted contracts represent unbilled receivables. Billings on uncompleted contracts in excess of costs and estimated earnings represent deferred revenue, and consists of:


                                                                                            December 31,
                                                                                  -----------------------------
                                                                                     1999              1998
                                                                                  -----------       -----------
Costs incurred and earnings on uncompleted contracts                              $ 6,132,097       $ 3,660,008
Billings to date                                                                   (5,998,097)       (3,389,291)
                                                                                  -----------       -----------
Costs and estimated earnings on uncompleted contracts in excess of
billings                                                                              134,000           270,717
                                                                                  -----------       -----------
Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings                                    276,000           497,717
Billings in excess of costs and estimated earnings                                   (142,000)         (227,000)
                                                                                  -----------       -----------
                                                                                  $   134,000       $   270,717
                                                                                  -----------       -----------


8.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:


                                                                                            December 31,
                                                                                  -----------------------------
                                                                                     1999              1998
                                                                                  -----------       -----------
Building and improvements                                                         $ 2,264,874       $ 2,263,874
Furniture and fixtures                                                              1,043,599           825,441
Office equipment                                                                    2,227,554         1,978,093
Leasehold improvements                                                                552,898           427,938
Software                                                                              944,361         3,911,256
                                                                                  -----------       -----------
                                                                                    7,033,286         9,406,602
Less: Accumulated depreciation and amortization                                    (1,838,106)       (1,179,715)
                                                                                  -----------       -----------
                                                                                  $ 5,195,180       $ 8,226,887
                                                                                  -----------       -----------



9. LOANS PAYABLE

         In March 1998, the Company obtained an unsecured line of credit with HSBC Bank (formerly Marine Midland Bank). This line expired on September 30, 1999, with outstanding borrowings of $9,885,000 and interest continues to be charged at the bank's prime lending rate. The loan agreement provides the bank with the ability to charge a default rate of interest of an additional 3%. In July 1998, the Company obtained an unsecured line of credit with Bank of America (formerly Nations Bank). This line expired on September 30, 1999, with outstanding borrowings of $5,950,000 and interest continues to be charged at the bank's prime lending rate. The Company is involved in active, on-going discussions with HSBC Bank and Bank of America as to a refinancing of the facilities or an extension of the expiration date.

         In 1996, the Company obtained a secured line of credit with a bank. The line provided for borrowings of up to $2.5 million, with interest at prime plus 1/2%. In September 1997, the Company repaid all outstanding borrowings under the line.

         In May 1997, the Company borrowed $2.2 million from an unrelated third party at an annual interest rate of 12%. The note was paid in full in September 1997.

         The weighted average interest rates for 1999, 1998 and 1997 on the loans outstanding during the year were 8.45%, 8.20% and 8.92%, respectively.

10.      LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                           December 31,
                                                                                    --------------------------
                                                                                       1999            1998
                                                                                    ----------      ----------
Term loan with Bank of America held by Bekins. Payable in quarterly                 $1,386,000      $1,854,000
installments of $117,000 with the final balance due on April 1, 2001. Interest is at the bank's prime lending rate (8.50% at December 31, 1999)

Mortgage note payable with NationsBank held by Bekins related to the building        1,509,000       1,633,000
owned. Payable in quarterly installments of $31,000 with the final balance due on April 1, 2001. Interest is at the bank's prime lending rate (8.50% at
December 31, 1999)

Capital lease obligations held by Bekins covering various office furniture and          14,000          43,000
equipment bearing interest at fixed rates of 6.75% to 10.50% with varying payments through December 2001

Capital lease obligations held by LPC covering computer and office equipment            61,294          55,862
bearing interest at fixed rates of 8% to 10%, with payments through October
2004

                                                                                    ----------      ----------
                                                                                    $2,970,294      $3,585,862
                                                                                    ----------      ----------


         The term loan and mortgage note payable are cross-defaulted and are secured by all of the assets of Bekins and contain restrictive covenants that require, among other things, Bekins to maintain certain ratios of operating cash flows to fixed charges and total funded debt to operating cash flows, as well as minimum operating cash flows. At December 31, 1999, Bekins was in violation of one of the covenants. Accordingly, the entire amount due under the term loan and mortgage note payable have been classified as current liabilities.

         The term loan contains a mandatory prepayment clause which requires Bekins to make a principal payment to the bank based upon a calculation of excess cash flow, as defined, on an annual basis. For 1998, the required payment was waived by the bank. For 1999, the Company calculates the payment due as $261,000, while the bank calculates the required payment as $379,500. The payment is due April 30, 2000. The Company and the bank are currently in discussions to resolve the difference in the calculated payment.
There is no assurance that this issue will be resolved in the Company's favor.


         The Company does have exposure to market risks associated with changes in interest rates given that the Company does maintain lines of credit (Note 9) and long-term debt facilities which have variable interest rates.

         The following represents the aggregate annual principal payments on long-term debt, given their current payment status for the years ended December 31:

                            2000                    $2,902,000
                            2001                        49,869
                            2002                         6,503
                            2003                         6,503
                            2004                         5,419
                                             ------------------
                                                    $2,970,294

11.      INCOME TAXES

         The provision (benefit) for income taxes consists of the following:


                                                             Year Ended December 31,
                                                 -----------------------------------------------
                                                     1999              1998             1997
                                                 -----------       -----------       -----------
CONTINUING OPERATIONS
Current:
Federal                                          $(2,721,337)      $  (963,592)      $  (672,362)
State and Local                                     (574,118)          608,133           147,342
                                                 -----------       -----------       -----------
     Total Current                                (3,295,455)         (355,459)         (525,020)
                                                 -----------       -----------       -----------
Deferred:
Federal                                              151,377           (73,674)          (68,254)
State and Local                                       40,249           (18,130)          (29,743)
                                                 -----------       -----------       -----------
     Total Deferred                                  191,626           (91,804)          (97,997)
                                                 -----------       -----------       -----------
     Total                                        (3,103,829)         (447,263)         (623,017)
                                                 -----------       -----------       -----------

OPERATIONS OF DISCONTINUED BUSINESSES
Current:
Federal                                                   --         4,080,714         1,032,711
State and Local                                           --           229,985           388,719
                                                 -----------       -----------       -----------
     Total Current                                        --         4,310,699         1,421,430
                                                 -----------       -----------       -----------
Deferred:
Federal                                            2,947,618        (2,925,453)         (397,293)
State and Local                                      783,722          (719,733)         (173,132)
                                                 -----------       -----------       -----------
     Total Deferred                                3,731,340        (3,645,186)         (570,425)
                                                 -----------       -----------       -----------
     Total                                         3,731,340           665,513           851,005
                                                 -----------       -----------       -----------

LOSS ON DISPOSAL OF DISCONTINUED BUSINESSES
Current:
Federal                                                   --                --                --
State and Local                                           --                --                --
                                                 -----------       -----------       -----------
     Total Current                                        --                --                --
                                                 -----------       -----------       -----------
Deferred:
Federal                                              483,624           (47,280)               --
State and Local                                      128,588           (11,820)               --
                                                 -----------       -----------       -----------
     Total Deferred                                  612,212           (59,100)               --
                                                 -----------       -----------       -----------
     Total                                           612,212                --                --
                                                 -----------       -----------       -----------
     Total Current Provision (Benefit)            (3,295,455)        3,955,240           896,410
     Total Deferred Provision (Benefit)            4,535,178        (3,796,090)         (668,422)
                                                 -----------       -----------       -----------
          Total Provision                        $ 1,239,723       $   159,150       $   227,988
                                                 -----------       -----------       -----------


         The current benefit for income taxes in 1999 primarily represents the benefit associated with the Company's ability to carryback 1999 tax losses to prior years for federal, state and local tax purposes. The deferred provision in 1999 primarily represents the valuation allowance against the Company's previously recorded deferred tax assets. The Company has also provided a valuation allowance against deferred tax assets arising in 1999, representing additional deductible expenses, given the Company's current tax position.

         The following is a reconciliation of the Company's income taxes based on the statutory rate and the actual provision for continuing operations:


                                                                            Year Ended December 31,
                                                                -----------------------------------------------
                                                                   1999              1998              1997
                                                                -----------       -----------       -----------
Statutory federal income tax at 34%                             $(7,258,674)      $  (855,385)      $  (824,423)
State and local taxes, net of federal tax benefit                  (588,743)          389,402            77,615
Nondeductible goodwill amortization and expenses                  2,261,036           223,748           123,791
Prior year provision adjustment                                          --          (205,028)               --
Valuation allowance on deferred tax assets                        2,482,552                --                --
                                                                -----------       -----------       -----------
                                                                $(3,103,829)      $  (447,263)      $  (623,017)
                                                                ===========       ===========       ===========

         Deferred income taxes result from temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities. The source of these differences and tax effect of each at December 31, 1999 and 1998 are as follows:

Deferred Income Tax Liability (Asset)             1999               1998
                                              ------------       ------------
Warrant expense                               $   (774,928)      $   (677,580)
Allowance for doubtful accounts                (11,193,720)        (3,834,079)
Investment reserves and write-offs              (2,100,709)                --
Operating losses during phase-out period          (222,680)                --
Depreciation expense                                97,459            (23,647)
Rent expense                                        (9,408)          (102,562)
Goodwill amortization                                   --             62,959
Other                                             (210,385)            39,731
                                              ------------       ------------
Total                                          (14,414,371)        (4,535,178)
Valuation allowance                             14,414,371                 --
                                              ------------       ------------
Net                                           $          0       $ (4,535,178)
                                              ============       ============
12. RELATED PARTY TRANSACTIONS

(a) In connection with the Apollo Joint Venture (see Note 4), on April 10, 1997, the Company and Resource Holdings, an entity affiliated with a director of the Company, entered into a financial advisory agreement pursuant to which Resource Holdings agreed to assist the Company in connection with negotiations relating to the Apollo Joint Venture and to provide general financial advisory, strategic planning and acquisition advice to the Company. In consideration for those services, the Company agreed to pay Resource Holdings 16 1/2% of certain distributions received by the Company from the Apollo Joint Venture (after certain distributions to the joint venture parties and returns on capital invested in each project in which the Apollo Joint Venture participates) and a monthly retainer of $10,000 per month. No distributions were received by the Company from Apollo in 1999, 1998 or 1997. The financial advisory agreement was terminated in April 1999.

(b) Officer and Employee Loans. At various times during the year, the Company has provided short-term loans to various officers and employees of the Company bearing interest at 12%. Loans provided during 1999, 1998 and 1997 amounted to $39,500, $3,590,000, and $767,000, respectively. The balance owed to the Company was $289,500 and $250,000 at December 31, 1999 and 1998, respectively. In 1998, the Company provided a non-interest bearing loan of $3,200,000 to Watertone Holdings LP, a firm managed by Watermark. This loan was repaid in full in 1998. Watermark is affiliated with Robert Berman, the former Chief Executive Officer and Chairman of the Board, and certain shareholders of the Company.

(c) During 1997, the Company completed renovation services for Watermark. In 1997, the Company and Watermark renegotiated the renovation contract to provide for fees more consistent with a project of similar scope and complexity. As a result of the renegotiations, the Company recognized additional renovation revenues for the year ended December 31, 1997 of $780,183 without an accompanying increase in costs. As of December 31, 1999 and 1998, the Company had no receivables due from Watermark.

     In February 1998, the Company, through HWS REAG, purchased the assets of Watermark's real estate advisory business for consideration of $1,500,000 in cash. In September 1999, the Company and Watermark entered into a Termination Agreement pursuant to which Watermark paid $885,000 to the Company in December 1999.

(d) During 1998 and 1997, the Company provided renovation and procurement services to the Apollo Joint Venture and ING Joint Venture in which the Company has an ownership interest (Note 4). The following revenues and gross profit, which exclude the warrant expense related to the Apollo Joint Venture (Note 15), have been reflected in discontinued operations in the consolidated financial statements.


           Year Ended                December 31, 1999       December 31, 1998
           ----------                -----------------       -----------------
           Revenues                     $ 16,065,121           $  22,806,617
           Cost of revenues               14,790,131              21,684,241
                                        ------------           -------------
           Gross profit                 $  1,274,990           $   1,122,376
                                        ------------           -------------

Amounts receivable from the joint ventures were $2,100,077 and $5,722,696 at December 31, 1999 and 1998, respectively.

13. COMMITMENTS AND CONTINGENCIES

(A)   LEASE COMMITMENTS
      The Company leases office space in New York, Los Angeles, St. Louis and Coral Gables which expire at various dates through 2009. In conjunction with the acquisition of Bekins in January 1998, the Company assumed a ground lease on a warehouse in Orlando, Florida which expires in 2085, with a minimum annual payment of $6,489 and assumed a lease on warehouse space in Las Vegas, Nevada through October 2001.

          The Orlando, Florida warehouse is currently listed for sale with a broker. In anticipation of a sale, Bekins entered into a lease on warehouse space in Orlando in February 2000.

         The Company has entered into certain sub-lease arrangements for space that it no longer occupies in New York, Los Angeles and Coral Gables with unrelated third parties and with expiration dates that are coterminous with the Company's original leases. The sub-lease payments to be received by the Company approximate the payments to be made by the Company under its leases.

The aggregate future minimum lease payments due under operating leases, exclusive of space under sub-leases, are as follows:

December 31
-----------
2000                                            $  2,287,366
2001                                               1,818,574
2002                                               1,755,275
2003                                               1,652,417
2004                                               1,579,803
Thereafter                                         6,117,912
                                                ------------
                                                $ 15,211,347
                                                ============

      Rent expense for 1999, 1998 and 1997 was $2,401,536, $2,101,282 and
$941,442 ,respectively.

(B) EMPLOYMENT AGREEMENTS

         The Company currently has employment agreements with four members of management personnel that expire from October 2000 to August 2002 at an aggregate annual compensation of $809,000.

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

         In June 1999, Hospitality Restoration & Builders, Inc., a wholly owned subsidiary of the Company ("HRB"), filed a lawsuit in the Supreme Court, New York County against Servico, Inc. In general, the lawsuit alleged that Servico breached its obligations to HRB under an agreement pursuant to which HRB was to renovate certain hotel properties located in New York, Texas and Illinois. HRB has asserted in the action that it suspended its work at these hotels due to Servico's failure to pay for certain completed work and that as a result of the suspension of work, Servico terminated the agreement with HRB. HRB is seeking damages in excess of $20.0 million. As a result of motions made by Servico, the actions related to the Texas and Illinois properties were dismissed for lack of jurisdiction. HRB has subsequently filed actions against Servico in Texas and Illinois. With respect to the New York properties, Servico has counterclaimed against HRB to recover damages in excess of $18.0 million. The outcome of this matter is uncertain at this time, however an adverse outcome in this action could have a material adverse effect on the Company.

         On February 3, 2000, Servico Rolling Meadows, Inc. ("Servico RM"), filed a lawsuit in the United States District Court for the Northern District of Illinois against HRB. In general, the lawsuit alleges that HRB furnished defective work and failed to complete work required under an agreement to renovate a hotel located in Rolling Meadows, Illinois. Servico RM is seeking damages in excess of $4.0 million. In response to this action, on March 10, 2000, HRB filed an answer in which it denied Servico RM's claims and asserted counterclaims against Servico RM for breach of contract, among other claims. HRB is seeking damages in an amount in excess of $2.5 million against Servico RM in connection with this counterclaim. To date, Servico RM has not answered or otherwise responded to HRB's claims and formal discovery has not yet been initiated. The outcome of this matter is uncertain at this time, however an adverse outcome in this action could have material adverse effect on the Company.

         On June 1, 1998, an action (the "State Action") was brought against the Company by West Atlantic Corp. ("West Atlantic") in the Supreme Court of the State of New York. The State Action alleged that the Company retained West Atlantic pursuant to an agreement dated March 1, 1995 (the "Agreement") to perform certain marketing and selling services for the Company. The State Action further alleged that fees were allegedly earned and not paid under the Agreement and seeks damages relating to an alleged breach of contract of not less than $10,000,000, damages with respect to alleged "significant benefits to the Company" in an amount of not less than $5,000,000 and damages relating to breach of the duties of good faith and fair dealing in an amount of not less than $10,000,000. The Company has denied and continues to deny all of the allegations and claims of wrongdoing made by West Atlantic in the State Action. However, in an effort to avoid further expenses, the Company previously reached a tentative agreement in principle with West Atlantic pursuant to which it agreed to pay $250,000 to West Atlantic in a combination of cash and restricted stock (with registration rights). That tentative agreement was never completed due to the parties' inability to finalize essential terms of the agreement. West Atlantic has recently made a motion to compel the Company to enforce the terms of the tentative agreement. The motion has not yet been fully briefed, and is currently pending. The Company believes that the tentative agreement with West Atlantic is unenforceable, and intends to vigorously oppose the motion. In connection with the State Action, the Company brought claims in federal and state court against Tova Schwartz, the former President and Chief Executive Officer of the Company's predecessor, seeking indemnification against the West Atlantic claims in the State Action, other compensatory damages and punitive damages. The state and federal actions claim that, among other things, Ms. Schwartz failed to disclose to the Company the existence of the Agreement and West Atlantic's claims thereunder, when the Company purchased from Ms. Schwartz certain shares of Common Stock of the Company which she then held, sold its lighting business to her and provided her with other severance benefits. Ms. Schwartz's motion for dismissal of the Company's State Action indemnification claims was denied on June 28, 1999. Ms. Schwartz has asserted counterclaims against the Company in the State Action. She also joined Howard Anders, a former employee of the Company, as a fourth-party defendant in the State Action. In addition, the federal action, previously stayed by the tentative agreement of the parties, has been reinstated. Ms. Schwartz has asserted counterclaims against the Company in the federal action. She has joined Mr. Anders, along with Robert Berman and Alan Friedberg, also former employees of the Company, as additional counterclaim defendants in the federal action. The Company has concluded that, pursuant to the Company's By-Laws, Messrs. Anders and Berman are entitled to indemnification from the Company with respect to the state and federal actions. The court in the State Action has dismissed, in part, the fourth-party complaint against Mr. Anders. The Company has denied and continues to deny all of the allegations and claims of wrongdoing made by Ms. Schwartz in the state and federal actions. The Company intends to continue to vigorously defend all such claims against it and to continue to assert its claims for indemnification against Ms. Schwartz.

         After the resignations of a number of former directors and officers of the Company in the fall of 1999, the Company retained counsel to assist in conducting an investigation into various matters. In the course of the investigation, the Company discovered, among other things, that approximately $2.1 million of fraudulent charges had been submitted to and paid by the Company during 1998 and 1999. Those funds have been returned to the Company by a former officer of the Company, but the Company has not yet recovered any interest or related costs. Management believes that it has identified the financial extent of the fraudulent activities. The financial results for the fourth quarter of 1999 reflect the recovery. The Company has not restated any prior period financial statements as management has determined that the impact was not material in any period. The Company believes that other former directors, officers and employees may have been involved in the fraudulent activities, that there may have been breaches of fiduciary duties and other inappropriate actions, and that the Company may be able to recover damages from those individuals. The Company intends to pursue all available and appropriate remedies and to make any appropriate referrals to law enforcement and administrative agencies.

14. MAJOR CUSTOMERS

         Most of the Company's customers are in the hospitality industry with a few of them accounting for a substantial portion of annual revenues. For 1999, one customer, a high-ranking government official of the United Arab Emirates, accounted for 13% of the Company's revenues. The largest customer of the Company for 1998, a major lodging company, accounted for 14% of the Company's revenues. The largest customers of the Company for 1997, a high-ranking government official of the United Arab Emirates and a major lodging company, accounted for 18% and 11%, respectively, of the Company's revenues.

15. STOCKHOLDERS' EQUITY

         In January 1997, in connection with the acquisition of the Leonard Parker Company and Parker Reorder, the Company issued 200,000 shares of 6% Convertible Preferred Stock ("LPC Preferred"). The holders of LPC Preferred were entitled to receive cash dividends at the rate of six percent (or $1.50) per annum per share of LPC Preferred (the "Preferred Dividend"), accruing from the date of issuance and payable commencing March 31, 1998. The dividends for 1998 were accrued at December 31, 1998 and paid in 1999, and the dividends for 1999 have been accrued as of December 31, 1999. If the Company is legally capable of paying the Preferred Dividend and elects to accrue such amount, such accrued dividends shall bear interest at the rate of 13 1/2% per annum until paid.

         The LPC Preferred was convertible into the Company's common stock based upon a prescribed formula in the purchase agreement. In October 1998, 80,000 shares of LPC Preferred were converted into an aggregate of 584,800 shares of common stock. The remaining 120,000 shares of LPC Preferred were converted into an aggregate of 1,269,399 shares of Common Stock in September and October 1999.

         The Company cannot pay or declare dividends on any capital stock other than the LPC Preferred, unless all accrued and unpaid dividends on the LPC Preferred for all prior applicable periods have been declared and paid. The Company is not otherwise restricted from declaring and paying dividends to its shareholders.

         In January 1998, in connection with the acquisition of Bekins, the Company issued 514,117 shares of common stock. Further, pursuant to a make-whole provision in the purchase agreement, 639,512 additional shares of common stock were issued by the Company in January 1999 (Note 6).

         As an inducement to enter into the Joint Venture Agreement with Apollo (Note 4), the Company issued to Apollo a seven-year warrant to purchase up to 750,000 shares of Common Stock at $8.115 per share. The warrant expires in 2004. The warrant was initially exercisable as to 250,000 shares and became exercisable as to the remaining 500,000 shares in increments of 100,000 shares for every $7,500,000 of incremental renovation revenue and purchasing fees earned by the Company from the Apollo Joint Venture. The warrant contains price protection provisions and anti-dilution provisions that could result in the issuance of significantly more shares under certain circumstances. The cost associated with the warrants for the 250,000 shares initially exercisable were expensed as warrant expense in 1997. The costs associated with the warrants for the 100,000 share increments earned by Apollo were recognized as an additional cost of the related renovation and procurement contract. In 1999, 1998 and 1997, the Company recognized expenses related to these warrants of $381,525, $213,555 and $1,593,420, respectively, all of which are reflected in discontinued operations on the accompanying Consolidated Statement of Operations.

16. STOCK OPTION PLANS

         At December 31, 1999, the Company has four stock option plans. The Company accounts for its stock option plans under the intrinsic value based method, such that when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

         During 1994, the Company's Board of Directors adopted a non-statutory stock option plan for purposes of issuance of shares of the Company's common stock to certain key employees or consultants. With respect thereto, options to purchase a total of 160,000 shares were granted. The stock option plan has been retired, and there are no additional shares available for grant. The last remaining option for 50,000 shares was exercised in February 2000.

         During 1996, the Company's Board of Directors adopted the 1996 Stock Option for the purpose of providing incentive to the officers and employees of the Company. With respect thereto, options to purchase a total of 2,032,000 shares were granted. The stock option plan has been retired and there are no additional shares available for grant, although unexercised options remain outstanding. Options granted vest over five years and the term of the option is ten years. In addition, during 1997 the Company entered into an employment agreement which provided for a stock option to acquire shares in Parker Reorder. The former employee may be entitled to a less than 1% interest in Parker Reorder, subject to certain restrictions.

         During 1996, the Company's Board of Directors adopted, and the shareholders approved, the 1996 Outside Directors Stock Option Plan for the purpose of securing for the Company and its shareholders the benefits arising from stock ownership by its outside directors. With respect thereto, options to purchase a total of 130,000 shares were granted. The stock option plan has been retired and there are no additional shares available for grant, although unexercised options remain outstanding. Options were granted at the fair market value of the stock. Options granted under the Outside Directors Plan vest over three years and shall be exercisable in three equal installments beginning on the first anniversary of the grant date. The term of the options is five years. The options granted to the outside directors on April 1, 1999, covering an aggregate of 30,000 shares, have been terminated and all rights to the options have been surrendered.

         On December 15, 1999, the Company's Board of Directors adopted, and the shareholders approved, the 1999 Stock Option Plan (the "Plan") for the purpose of providing incentive to the officers and employees of the Company, who are primarily responsible for the management and growth of the Company, as well as to secure for the Company and its shareholders the benefits arising from stock ownership by its outside directors. The Company can issue options for up to 2,500,000 shares under the Plan. Each option granted pursuant to the Plan shall be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option". Incentive stock options are granted at the fair market value of the stock while non-qualified stock options must be granted at no less than 75% of the fair market value of the stock. The term and vesting period for each option granted is determined by the Stock Option Committee, which is composed of two or more outside members of the Board of Directors, provided the maximum length of the term of each option granted will be no more than ten years. Each outside director who becomes an outside director after December 15, 1999, shall receive the grant of an option to purchase 15,000 shares of common stock. To the extent that shares of common stock remain available for the grant of options under the Plan on April 1 of each year, beginning on April 1, 2000, each outside director shall be granted an option to purchase 10,000 shares of common stock. Options granted to outside directors vest over three years and shall be exercisable in three equal annual installments beginning on the first anniversary of the date of grant.

         The Company is required to provide pro forma information regarding income from continuing operations and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value-based method, under which compensation cost would be measured at the grant date based on the fair value of the awards and recognized over the vesting period. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: no dividends paid for both years; expected volatility of 98% and 49%; risk-free interest rate of 5.54% and 6.04%; and expected lives of 5.8 years and 5.3 years. No options were granted in 1999.

         Under the fair value based method, the Company's income from continuing operations and earnings per share would have been the pro forma amounts indicated below.


                                                           1999            1998            1997
                                                        ----------       ---------       ---------
Loss from continuing operations (in thousands):
As reported                                             $  (18,245)      $  (2,069)      $  (1,802)
Pro forma                                                  (19,846)         (3,443)         (2,385)
Basic loss per share from continuing operations:
As reported                                                  (1.35)          (0.19)          (0.24)
Pro forma                                                    (1.46)          (0.31)          (0.30)
Diluted loss per share from continuing operations:
As reported                                                  (1.35)          (0.19)          (0.24)
Pro forma                                                    (1.46)          (0.31)          (0.30)


         The following table contains information on stock options for the three year period ended December 31, 1999:


                                                             Weighted Average
                                            Option Shares     Exercise Price
                                            -------------    ----------------
Outstanding, December 31, 1996                1,131,500            2.38
Granted                                         738,000            9.29
Exercised                                     (122,250)            2.15
Canceled                                       (19,250)            3.27
                                              --------             ----
Outstanding, December 31, 1997                1,728,000            5.58
Granted                                         426,000            8.95
Exercised                                     (250,834)            2.74
Canceled                                      (179,750)            8.28
                                              --------             ----
Outstanding, December 31, 1998                1,723,416            6.42
Granted                                               -               -
Exercised                                      (40,000)            1.28
Canceled                                      (819,416)            6.46
                                              --------             ----
Outstanding, December 31, 1999                  864,000            6.62
                                              --------             ----
Exercisable at December 31, 1999                535,996            5.19
Exercisable at December 31, 1998                864,650            3.67
Exercisable at December 31, 1997                759,875            2.73
                                              --------             ----

                                  Exercise Price Less    Exercise Price Equal
                                      Than Market              to Market
                                  -------------------    ---------------------
Weighted-average fair value of:
Options granted in 1997                   --                    $4.88
Options granted in 1998                   --                    $7.14
Options granted in 1999                   --                       --


         The following table summarizes information about stock options outstanding at December 31, 1999:



                                      Options Outstanding                                Options Exercisable
            --------------------------------------------------------------------    ------------------------------
                                   Weighted
                                   Average
                                  Remaining                         Weighted                         Weighted
              Amount             Contractual        Range of         Average          Amount          Average
            Outstanding          Life (Years)    Exercise Price   Exercise Price    Exercisable    Exercise Price
            -----------          ------------    --------------   --------------    -----------    --------------
              276,500                4.76         $1.275- 2.75         2.48            276,500           2.48
              225,000                2.11          6.125- 6.75         6.67            149,997           6.67
              362,500                7.75          8.94- 12.00         9.75            109,499          10.00
              -------                ----         ------------         ----            -------          -----
              864,000                5.32         $1.275-12.00         6.62            535,996           5.19



17. EARNINGS PER SHARE

         The following table reconciles the components of basic and diluted earnings per common share for loss from continuing operations for the years ended December 31, 1999, 1998 and 1997:


                                                       1999               1998               1997
                                                   ------------       ------------       ------------
NUMERATOR:
Loss from continuing operations                    $(18,245,213)      $ (2,068,574)      $ (1,801,756)
Preferred stock dividends                              (135,000)          (270,000)          (300,000)
                                                   ------------       ------------       ------------
Loss available to common stockholders from          (18,380,213)        (2,338,574)        (2,101,756)
continuing operations - Basic
                                                   ------------       ------------       ------------
Effect of dilutive securities (a):
Preferred stock dividends                                    --                 --                 --
                                                   ------------       ------------       ------------
Loss available to common stockholders from         $(18,380,213)      $ (2,338,574)      $ (2,101,756)
continuing operations - Diluted
                                                   ------------       ------------       ------------
DENOMINATOR:
Weighted average common shares outstanding -         13,665,465         12,092,437          8,885,570
Basic
                                                   ------------       ------------       ------------
Effect of dilutive securities (a):
Stock-based compensation plans                               --                 --                 --
Contingently issuable shares                                 --                 --                 --
Convertible preferred stock                                  --                 --                 --
                                                   ------------       ------------       ------------
Weighted average common and common equivalent        13,665,465         12,092,437          8,885,570
shares outstanding - Diluted
                                                   ------------       ------------       ------------
Basic loss per common share from continuing        $      (1.35)      $      (0.19)      $      (0.24)
operations
Diluted loss per common share from continuing      $      (1.35)      $      (0.19)      $      (0.24)
operations


(a) The common stock equivalent shares for the years ended December 31, 1999, 1998 and 1997 were as follows: 211,449 shares, 738,984 shares and 991,232 shares, respectively, for the stock-based compensation plans; 14,211 shares, 395,600 shares and 0 shares, respectively, for the contingently issuable shares; and 710,324 shares, 1,020,474 shares and 1,000,000 shares, respectively, for the convertible preferred stock. The common stock equivalents for these securities were not included in the calculation of diluted loss per common share because the effect would be antidilutive.


18. OPERATING SEGMENTS

         The Company's operating segments are based on the separate lines of business acquired over the past several years which provide different services to the hospitality industry, namely purchasing, reorder and logistics services. Due to the strategic repositioning of the Company's lines of business, the Company has changed the composition of its reportable segments. The Company's renovation business and real estate investment and asset management business have been classified as discontinued operations (Note 4) and are no longer reported as part of segment reporting. In addition, the previously reported purchasing segment has been segregated into the purchasing business and the reorder business. The Company has restated the prior years to conform to the revised segment reporting.



                                                 1999                 1998                    1997
                                             -------------       -------------       -------------
SALES TO CUSTOMERS
Purchasing                                   $ 173,921,924       $ 144,779,540       $  60,802,249
Reorder                                         17,046,504           5,807,316           4,249,030
Logistics                                       29,145,105          22,416,623                  --
Corporate                                               --                  --                  --
                                             -------------       -------------       -------------
                                             $ 220,113,533       $ 173,003,479       $  65,051,279
                                             -------------       -------------       -------------

INTER-SEGMENT SALES
Purchasing                                   $   2,544,306          18,543,669             165,160
Reorder                                                 --                  --                  --
Logistics                                        4,543,032           3,610,377                  --
Corporate                                               --                  --                  --
                                             -------------       -------------       -------------
                                             $   7,087,338       $  22,154,046       $     165,160
                                             -------------       -------------       -------------

LOSS FROM OPERATIONS
Purchasing                                   ($  1,632,081)      $   3,299,112       $     676,639
Reorder                                        (12,278,965)         (3,076,160)         (1,449,268)
Logistics                                         (846,940)          1,377,000                  --
Corporate                                       (5,719,698)         (4,656,934)         (2,281,150)
                                             -------------       -------------       -------------
                                             ($ 20,477,684)      ($  3,056,982)      ($  3,053,779)
                                             -------------       -------------       -------------

DEPRECIATION AND AMORTIZATION
Purchasing                                   $     415,376       $     361,781       $     358,278
Reorder                                            736,196             700,692             299,905
Logistics                                          667,000             537,000                  --
Corporate                                          390,134              68,312              24,799
                                             -------------       -------------       -------------
                                             $   2,208,706       $   1,667,785       $     682,982
                                             -------------       -------------       -------------

INTEREST INCOME
Purchasing                                   $     565,304       $     492,554       $     310,711
Reorder                                                 --                  --                  --
Logistics                                            4,000               1,000                  --
Corporate                                          333,449             803,691             412,164
                                             -------------       -------------       -------------
                                             $     902,753       $   1,297,245       $     722,875
                                             -------------       -------------       -------------
INTEREST EXPENSE
Purchasing                                         170,234              39,779              41,547
Reorder                                                 --                  --                  --
Logistics                                          284,000             353,000                  --
Corporate                                        1,319,877             363,321              52,322
                                             -------------       -------------       -------------
                                             $   1,774,111       $     756,100       $      93,869
                                             -------------       -------------       -------------

TOTAL ASSETS AT YEAR END
Purchasing                                   $  32,862,748       $  44,734,461       $  32,117,828
Reorder                                          5,009,992          12,497,819           9,501,862
Logistics                                       16,067,410          17,051,060                  --
Discontinued Operations                            180,067          31,846,334          11,132,050
                                             -------------       -------------       -------------
    Segment Total                               54,120,217         106,129,674          52,751,740
Unallocated:
    Cash and cash equivalents                    2,456,771           1,283,411           6,000,493
    Marketable securities                               --           8,500,000          18,915,686
    Income taxes receivable                      3,906,804                  --                  --
    Deferred taxes                                      --           4,535,178             739,088
    Other                                        1,297,373           1,906,569           1,187,333
                                             -------------       -------------       -------------



                                                  1999                1998                1997
                                             -------------       -------------       -------------
                                             $  61,781,165       $ 122,354,832       $  79,594,340
                                             -------------       -------------       -------------
CAPITAL EXPENDITURES
Purchasing                                   $     140,766       $     603,780
                                                                                     $     290,082
Reorder                                            301,927           1,905,308           2,055,307
Logistics                                          701,000             454,000                  --
Corporate                                          561,786             193,795             299,501
                                             -------------       -------------       -------------
                                             $   1,705,479       $   3,156,883       $   2,644,890
                                             -------------       -------------       -------------



All transactions between reportable segments are accounted for on an arms length basis and are eliminated in consolidation.

         Sales to Customers include sales to related parties (Note 12).

         The Company's revenue and assets predominately relate to the United States operations, with immaterial amounts related to foreign operations.

19.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (a)


1999 Quarter Ended (c)                       March 31       June 30      September 30    December 31
----------------------                       --------       --------     ------------    -----------
Revenues                                     $ 56,859       $ 57,789       $ 52,840       $ 52,626
Gross profit                                    4,200          4,693          1,304          1,275
Loss from continuing operations                  (297)          (661)       (16,252)(d)     (1,035)
Income (loss) from discontinued                   841            100        (31,105)        (9,595)
operations
Net income (loss)                                 545           (560)       (47,357)(d)    (10,632)
Basic earnings (loss) per common share:(b)
  Loss from continuing operations               (0.02)         (0.05)         (1.22)         (0.07)
  Net income (loss)                              0.04          (0.04)         (3.55)         (0.73)
Diluted earnings (loss) per common share:(b)
  Loss from continuing operations               (0.02)         (0.05)         (1.22)         (0.07)
  Net income (loss)                              0.04          (0.04)         (3.55)         (0.73)



1998 Quarter Ended (c)                       March 31       June 30      September 30    December 31
----------------------                       --------       --------     ------------    -----------
Revenues                                      $ 32,355      $ 39,851       $ 48,645       $ 52,152
Gross profit                                     3,333         3,517          3,924          2,828
Income (loss) from continuing operations            76            16           (120)        (2,041)
Income (loss) from discontinued                  1,144         1,567          2,418         (3,027)
operations
Net income (loss)                                1,218         1,581          2,298         (5,064)
Basic earnings (loss) per common share:(b)
  Income (loss) from continuing                   0.01          0.00          (0.01)         (0.16)
operations
  Net income (loss)                               0.10          0.13           0.18          (0.40)
Diluted earnings (loss) per common share:(b)
  Income (loss) from continuing operations        0.01          0.00          (0.01)         (0.16)
  Net income (loss)                               0.10         (0.13)          0.18          (0.40)


(a)  All amounts except per share data presented in thousands.
(b) The quarterly per share amounts are computed independently of annual amounts.
(c) 1999 and 1998 quarterly amounts have been restated to reflect discontinued operations.
(d)  Includes asset impairment charge of $9,017,000.

Hotelworks.com, Inc.
Schedule II - Valuation and Qualifying Accounts

                                                                        Additions
                                                                --------------------------
                                                  Balance at    Charged to      Charged to                   Balance
                                                  Beginning     costs and         other                     at end of
Description                                       of period      expenses        accounts   Deductions(1)    period
-----------                                       ---------     ---------        ---------  -------------   ---------
CONTINUING OPERATIONS:
      Allowance for doubtful accounts
                                         1997     $ 322,432       $ 18,915        $ --      $ (198,752)    $  142,595
                                         1998       142,595        668,922          --        (131,528)       679,989
                                         1999       679,989      1,632,922          --        (569,547)     1,743,364

DISCONTINUED OPERATIONS:
    RENOVATION BUSINESS:
      Reserves for loss on disposal,
      including operating losses
      during phase-out period
                                         1997            --             --          --              --             --
                                         1998            --             --          --              --             --
                                         1999            --      9,236,894          --      (6,330,837)     2,906,057

    HOTEL DEVELOPMENT BUSINESS:
      Reserves for loss on disposal,
      including operating losses
      during phase-out period
                                         1997            --             --          --              --             --
                                         1998            --        150,000          --              --        150,000
                                         1999       150,000      1,670,204          --      (1,820,204)            --

    REAL ESTATE INVESTMENT AND ASSET
     MANAGEMENT BUSINESS:
      Reserves for loss on disposal,
      including operating losses
      during phase-out period
                                         1997            --             --          --              --             --
                                         1998            --             --          --              --             --
                                         1999            --      5,650,570          --        (713,071)     4,937,499



(1) Charges to the accounts are for the purposes for which the reserves were created.