Form 10-K/A
period 1999-12-31
HOTELWORKS COM INC
filed 2000-05-01
CIK 911434

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                    Commission File Number _________________

                              HOTELWORKS.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEW YORK                                           11-3096379
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)


                               201 Alhambra Circle
                             Coral Gables, FL 33134
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                  Registrant's telephone number: (305) 774-3200

                            -------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                       Name of each exchange
     Title of each class                                 on which registered
--------------------------------------                 -----------------------
Common Stock, $.01 par value per share                 American Stock Exchange



           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of April 28, 2000, the aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant was $20,194,374, based upon the last sale price of $1.50 for the Common Stock, par value $.01 per share (the "Common Stock"), as reported on the American Stock Exchange on such date.

         As of April 28, 2000, the number of outstanding shares of Common Stock of the registrant was 14,812,867.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE



================================================================================

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 1999 of Hotelworks.com, Inc. (the "Company") is being filed to add
Part III of the Form 10-K, which was omitted in reliance on General Instruction G(3) thereto.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

                    Name                          Age                          Position
                    ----                          ---                          --------
      Leonard F. Parker.................          70        Chairman of the Board, Secretary and Director
      Douglas A. Parker.................          42        Acting Chief Executive Officer, President and Director
      John F. Wilkens...................          41        Vice President - Treasurer
                                                            (Principal Financial Officer,
                                                            Principal Accounting Officer)
      Louis K. Adler....................          64        Director
      George C. Asch....................          62        Director
      Richard A. Bartlett...............          42        Director



         LEONARD F. PARKER joined the Company in March 1997 as Chairman of the Board and a Director. In November 1997, he became Chairman Emeritus of the Board of Directors. In November 1999, he became Chairman of the Board of Directors and Secretary of the Company. Leonard Parker founded The Leonard Parker Company ("LPC") in 1969. Mr. Parker is a graduate of Tulane University and served in the United States Air Force. Prior to founding LPC, Mr. Parker was employed from 1950 by Maxwell Company, an interior design and furnishing company. Mr. Parker is a member of the board of directors of Douglas Gardens Home for the Aged. Leonard Parker is the father of Douglas A. Parker, a director and Acting Chief Executive Officer of the Company.

         DOUGLAS A. PARKER joined the Company in March 1997 as President--Purchasing Division and a Director. He became the Company's President in November 1997 and the Acting Chief Executive Officer in September 1999. The Board of Directors has constituted a search committee to select a new Chief Executive Officer who will replace Mr. Parker. It is expected that such individual will have experience in the e-commerce industry. Mr. Parker is also President of LPC. Mr. Parker, a graduate of Tulane University, has been with LPC for 17 years. He is responsible for the development of the overseas offices in Johannesburg, South Africa, Amsterdam, The Netherlands and Dubai, coordinating the international operations and sales, as well as vendor and client relationships. Douglas Parker is the son of Leonard Parker.

         JOHN F. WILKENS has been Vice President and Treasurer of the Company since October 1997. In November 1999 he also became the Company's Principal Financial Officer and Principal Accounting Officer. Prior to joining the Company, Mr. Wilkens was Vice President and Chief Financial Officer of Metro Creative Graphics, Inc. from January 1992 to October 1997. Mr. Wilkens received his Bachelors and Masters degrees from Hofstra University and is a certified public accountant licensed in the State of New York.

         LOUIS K. ADLER has been a director of the Company since September 1996. Mr. Adler has been a private investor for over five years in Houston, Texas. He has been Chairman of the Board and President of Bancshares, Inc. (Houston, TX) since 1973; Vice Chairman of the Board since 1992 and was a director of Luther's Bar-B-Q,

Inc., a group of twenty restaurants in Texas, Louisiana and Colorado, from 1988 to 1998; was a director, Secretary and Treasurer of Warwick Communications, Inc. from 1993 to 1998; and has been a director and member of the compensation committee of Executone Information Systems, Inc. from 1997 - 1999.

         GEORGE C. ASCH has been a director of the Company since September 1996. Since September 1994, Mr. Asch has been a Vice President of Gray, Seifert and Co., Inc., an investment management company which became a wholly-owned independent subsidiary of Legg Mason, Inc. in April 1994. For 25 years prior to joining Gray Seifert and Co., Inc. in August 1990, Mr. Asch served as President of a manufacturing company.

         RICHARD A. BARTLETT has been a director of the Company since September 1996. He is a Managing Director of Resource Holdings Limited, a private merchant banking firm in New York City ("Resource Limited"). Mr. Bartlett specializes in legal aspects of mergers, acquisitions and other corporate restructurings. In that capacity, he sits and has sat on the board of various companies in which Resource Limited and its principals have made investments. From 1987 to 1993, he was a member of the Council of Foreign Relations and is a member of the New York State Bar. Mr. Bartlett received a law degree from Yale Law School and received his B.A. from Princeton University.

ELECTION OF EXECUTIVE OFFICERS

         The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC"), initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports.

         To the Company's knowledge, based solely on a review of the copies of filings furnished to the Company and written or oral representations that no other reports were required, the Company believes that all of its directors and executive officers complied during 1999 with the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934.

                INFORMATION REGARDING THE BOARD OF DIRECTORS AND
                      COMMITTEES OF THE BOARD OF DIRECTORS

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         During the fiscal year ended December 31, 1999, the Board of Directors of the Company held a total of eight meetings and took a number of actions by unanimous written consent. During 1999, no director attended fewer than 75% of the aggregate of (i) the number of meetings of the Board of Directors held during the period he served on the Board, and (ii) the number of meetings of committees of the Board of Directors held during the period he served on such committees. The Board of Directors has established standing Audit and Compensation Committees.

         Messrs. Adler and Asch are the current members of the Company's Audit Committee, which committee held one meeting during the year ended December 31, 1999. The duties and responsibilities of the Audit Committee include (i) recommending to the Board of Directors the appointment of the Company's auditors and any termination of engagement, (ii) reviewing the plan and scope of audits,
(iii) reviewing the Company's significant accounting policies and internal controls and (iv) having general responsibility for all audit related matters.

         Messrs. Adler, Asch and Bartlett are the current members of the Company's Compensation Committee, which committee did not meet during the year ended December 31, 1999. The Compensation Committee exercises the power which the Board of Directors would otherwise hold with respect to (i) the grant of options under the 1999 Stock Option Plan (the "1999 Plan"); and (ii) the compensation and benefits of all officers of the Company.

ADDITIONAL INFORMATION CONCERNING DIRECTORS

         Each non-employee director of the Company receives a directors fee of $750 per Board meeting. All directors are reimbursed for reasonable out-of-pocket expenses associated with travel to meetings of the Company's Board of Directors or committees thereof. Directors who are also employees of the Company do not receive additional compensation for their services as directors.

         As more fully described in Item 11 below, non-employee directors are eligible to receive options under the Company's 1999 Plan. The 1999 Plan provides for an automatic grant of an option to purchase 15,000 shares of Common Stock upon a person's election as a non-employee director of the Company. Thereafter, the directors are granted options to purchase an additional 10,000 shares of Common Stock in April of each year.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth, for the years ended December 31, 1999, 1998 and 1997, the aggregate compensation awarded to, earned by or paid to (i) Douglas A. Parker the Company's Acting Chief Executive Officer, (ii) Robert A. Berman, the Company's Former Chief Executive Officer, (iii) Leonard F. Parker, the Company's Chairman of the Board and Secretary, (iv) John F. Wilkens, the Company's Vice President and Treasurer, and (v) Howard G. Anders, the Company's Former Chief Financial Officer, Executive Vice President and Secretary (collectively the "Named Executive Officers") during each of such years. No other executive officer of the Company received compensation in excess of $100,000 in the fiscal years ended December 31 of each of 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE


                                              Annual Compensation                      Long-term Compensation
                                     -----------------------------------------  -----------------------------------
                                                                                        Awards             Payouts
                                                                                ------------------------   --------
                                                                                Restricted    Securities                 All
                                                             Other Annual         Stock       Underlying     LTIP       Other
Name and Principal Position   Year   Salary ($)   Bonus($)  Compensation($)(1)   Awards($)    Options(#)    Payouts  Compensation($)
---------------------------   ----   ----------   --------  ------------------   ---------    ----------    -------  ---------------
Douglas A. Parker (2)         1999   $255,000        --           --               --               --        --          --
                              1998   $250,000        --           --               --               --        --          --
                              1997   $175,000        --           --               --          100,000(7)     --          --

Robert A. Berman (3)          1999   $192,220        --           --               --               --        --          --
                              1998   $300,000        --           --               --               --        --          --
                              1997   $161,000        --           --               --          160,000(8)     --          --

Leonard F. Parker (4)         1999   $250,000        --           --               --               --        --          --
                              1998   $250,000        --           --               --               --        --          --
                              1997   $250,000        --           --               --               --        --          --

John F. Wilkens (5)           1999   $176,012        --           --               --               --        --          --
                              1998   $125,000        --           --               --            7,500(9)     --          --
                              1997   $ 25,000        --           --               --            5,000(10)    --          --

Howard G. Anders (6)          1999   $197,335        --           --               --               --        --          --
                              1998   $225,000        --           --               --               --        --          --
                              1997   $215,000        --           --               --           15,000(11)    --          --



------------------
(1) Perquisites and other personal benefits, securities or property to each executive officer did not exceed the lesser of $50,000 or 10% of such executive's salary and bonus.

(2) Mr. Douglas Parker joined the Company in March 1997 as President -- Purchasing Division and a Director. He became the Company's President in November 1997 and the Acting Chief Executive Officer in September 1999.

(3) Mr. Berman joined the Company in March 1997 as the President, Chief Executive Officer and a Director. In November 1997, he also became the Chairman of the Board. In September 1999, he agreed with the Company as to a termination of his position as Chief Executive Officer and effective November 1, 1999, he resigned as Chairman of the Board and a Director.

(4) Mr. Leonard Parker joined the Company in March 1997 as Chairman of the Board and a Director. In November 1997, he became Chairman Emeritus of the Board of Directors. In November 1999, he became Chairman of the Board of Directors and Secretary.

(5) Mr. Wilkens joined the Company in October 1997 as Vice President and Treasurer. In November 1999 he also became the Company's Principal Financial Officer and Principal Accounting Officer.

(6) Mr. Anders joined the Company in October 1994 as Executive Vice President, Chief Operating Officer and a Director. In February 1996, he resigned as a Director of the Company and became the Chief Financial Officer, Executive Vice President and Secretary. Effective November 9, 1999, Mr. Anders agreed with the Company as to a termination of his positions as Chief Financial Officer, Executive Vice President and Secretary.

(7) Represents (a) options granted under the Company's 1996 Stock Option Plan to purchase 65,000 shares of Common Stock at an exercise price of $6.75 per share, and (b) options granted under the Company's 1996 Stock Option Plan to purchase 35,000 shares of Common Stock at an exercise price of $12 per share.

(8) Represents options granted under the Company's 1996 Stock Option Plan which have an exercise price of $12 per share.

(9) Represents options granted under the Company's 1996 Stock Option Plan which have an exercise price of $8.94 per share.

(10) Represents options granted under the Company's 1996 Stock Option Plan which have an exercise price of $10.25 per share.

(11) Represents options granted under the Company's 1996 Stock Option Plan which have an exercise price of $12 per share.

EMPLOYMENT AGREEMENTS

         From March 1997 to September 1999, Robert Berman served as the Company's Chief Executive Officer. Mr. Berman and the Company were parties to a three-year employment agreement that commenced as of January 1, 1998. On September 30, 1999, the Company and Mr. Berman agreed to the termination of Mr. Berman's employment with the Company. Mr. Berman resigned as Chairman of the Board effective November 1, 1999.

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

         The Company entered into a two-year employment agreement with Mr. Douglas Parker as of January 1, 1998. The term of the employment agreement may be renewed for one year periods by mutual agreement of Mr. Douglas Parker and the Company. The employment agreement provides for base compensation at the rate of $250,000 per annum plus an annual bonus determined by the Company's Board of Directors in its sole discretion. In the event of a Change of Control (as defined in the employment agreement) which results in (i) the termination of Mr. Douglas Parker's services for any reason other than voluntary withdrawal or cause, (ii) the placement of Mr. Douglas Parker in a position of lesser stature than that of a senior executive officer of the Company, (iii) a breach of certain provisions of Mr. Douglas Parker's employment agreement, or (iv) a requirement that Mr. Douglas Parker's principal duties be performed outside a 30 mile radius from the location at which Mr. Douglas Parker had performed his duties immediately prior to the change of control, then the Company must pay to Mr. Douglas Parker, as liquidated damages, a lump sum cash payment equal to 2.99 times his base salary (subject to certain limitations).

The employment agreement also contains confidentiality and non-compete provisions during the term of the agreement and for a period of two years thereafter.

         From February 1996 to November 1999, Howard Anders served as the Company's Chief Financial Officer, Executive Vice President and Secretary. Mr. Anders and the Company were parties to a three-year employment agreement that commenced as of January 1, 1998. Effective November 9, 1999, Mr. Anders agreed with the Company as to a termination of his positions as Chief Financial Officer, Executive Vice President and Secretary.

         The Company entered into a three-year employment agreement with John F. Wilkens as of September 1, 1999. The employment agreement provides for base compensation at the rate of $184,000 per annum plus a one-time payment of $25,000 to compensate Mr. Wilkens for the cost of relocating to Florida. In the event of a Change of Control (as defined in the employment agreement) which results in either (i) a termination of the employment agreement for any reason other than just cause; (ii) the placement of Mr. Wilkens in a position of lesser stature than that of executive and financial officer of the Company; (iii) an assignment of duties to Mr. Wilkens that are inconsistent with that of an executive and financial officer or that would result in a significant change in the nature or scope of his powers; (iv) treatment of Mr. Wilkens in derogation of his status as an executive and financial officer; (v) a breach by the Company of certain provisions of the employment agreement; or (vi) a requirement that Mr. Wilkens perform his duties outside of South Florida, Mr. Wilkens may terminate the employment agreement and, upon such termination, the Company must pay Mr. Wilkens, as liquidated damages, a lump sum cash payment equal to two times his base compensation.

STOCK OPTION AND BONUS PLANS

         1996 STOCK OPTION PLAN. The Company's 1996 Stock Option Plan (the "1996 Employee Plan") allowed officers and employees of the Company to receive grants of options to purchase shares of Common Stock. The 1996 Employee Plan was approved by the Company's Board of Directors and shareholders in September 1996, and became effective as of such time. The Company has reserved 2,700,000 shares of Common Stock for the grant of options under the 1996 Employee Plan, options to purchase 709,000 shares of Common Stock are outstanding under the 1996 Employee Plan at exercise prices ranging from $2.75 to $12.00 per share, 410,999 of which are currently exercisable.

         The 1996 Employee Plan was replaced by the 1999 Plan (see below) as of November 1999 and no further options will be granted (including any options which may be returned to the 1996 Employee Plan because they terminated unexercised) under the 1996 Employee Plan. The 1996 Employee Plan will be maintained to the extent that options granted thereunder remain outstanding.

         1996 OUTSIDE DIRECTORS' STOCK OPTION PLAN. The Company's 1996 Outside Directors' Stock Option Plan (the "Directors' Plan") allowed the Company and its shareholders to benefit from the added incentive stock ownership gives to outside directors. The Company's 1996 Outside Directors' Stock Option Plan was approved by the Company's Board of Directors and shareholders on September 26, 1996. Each outside director who became a director between March 1996 and November 1999 received an initial grant of an option to purchase 15,000 shares of Common Stock. The Company has reserved 250,000 shares of Common Stock for issuance under the Directors' Plan, options to purchase 130,000 shares of Common Stock are outstanding under the Directors' Plan at exercise prices ranging from $2.75 to $9.50 per share, 95,001 of which are currently exercisable.

         The Directors' Plan was replaced by the 1999 Plan (see below) as of November 1999, and no further options will be granted (including any options which may be returned to the Directors' Plan because they terminated unexercised) under the Directors' Plan. The Directors' Plan will be maintained to the extent that options granted thereunder remain outstanding.

         1999 STOCK OPTION PLAN. The Company's 1999 Plan was approved by the Company's Board of Directors and shareholders in December 1999. The 1999 Plan replaced the Company's 1996 Employee Plan and 1996 Outside Directors' Plan. The purpose of the 1999 Plan is to attract new employees, directors, advisors and consultants whose services are considered valuable; retain directors, consultants and advisors to the Company;

encourage a sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries. As the Company continues to develop its plans to become an e-commerce based supply and distribution business, management believes that the grants of options and other forms of equity participation will become a more important means to retain and compensate employees, directors, advisors and consultants. In addition, recent changes in management of the Company have required certain members of the Board of Directors to participate more actively in, and devote substantially greater time to, the business affairs of the Company. The Company desires to achieve greater flexibility in its ability to compensate members of its Board of Directors. Neither the 1996 Plan nor the Directors Plan permitted the discretionary granting of options to "Non-Employee Directors" (as such term is defined in Rule 16b-3).

         Each option granted pursuant to the 1999 Plan is designated at the time of grant as either an "incentive stock option" or as a "non-statutory stock option." In addition, any director of the Company who is neither a present nor past employee of the Company, will receive automatic option grants under Section 6 of the 1999 Plan.

         The 1999 Plan is administered by a committee consisting of two or more directors who are Non- Employee Directors and "Outside Directors" (as such term is defined in Section 162(m) of the Code) (the "Committee"). The Committee determines, with the exception of options automatically granted to non-employee directors pursuant to Section 6 of the Plan, to whom among those eligible options will be granted to, at what time options will be granted, the number of shares to be subject to options, the duration of options, any conditions to the exercise of options, and the manner in and price at which options may be exercised. In making such determinations, the Committee may take into account the nature and period of service of eligible persons, their level of compensation, their past, present and potential contributions to the Company and such other factors as the Committee in its discretion deems relevant.

         The Committee is authorized to amend, suspend or terminate the 1999 Plan, except that it is not authorized without shareholder approval (except with regard to adjustments resulting from changes in capitalization) to (i) materially increase the number of shares that may be issued under the 1999 Plan, except as is provided in Section 8 of the 1999 Plan; (ii) materially increase the benefits accruing to the option holders under the 1999 Plan; (iii) materially modify the requirements as to eligibility for participation in the 1999 Plan; (iv) decrease the exercise price of an Incentive Option to less than 100% of the Fair Market Value per share of Common Stock on the date of grant thereof, decrease the exercise price of a Nonqualified Option to less than 75% of the Fair Market Value per share of Common Stock on the date of grant thereof; or decrease the exercise price of an option granted to a Non-Employee director under Section 6 of the 1999 Plan; or (v) extend the term of any option beyond that provided for in Section 5(b) of the 1999 Plan. Unless the 1999 Plan is terminated earlier by the Committee, it will terminate on November 4, 2009.

         The 1999 Plan provides that options may be granted with respect to a total of 2,500,000 shares of Common Stock. Under certain circumstances involving a change in the number of shares of Common Stock, such as a stock split, stock consolidation or payment of a stock dividend, the class and aggregate number of shares of Common Stock in respect of which options may be granted under the 1999 Plan, the class and number of shares subject to each outstanding option and the option price per share will be proportionately adjusted. In addition, if the Company is involved in a merger, consolidation, dissolution, liquidation or upon a transfer of substantially all of the assets or more than 80% of the outstanding Common Stock, the options granted under the 1999 Plan will be adjusted or, under certain conditions, will terminate, subject to the right of the option holder to exercise such options holder's option or a comparable option substituted at the discretion of the Company prior to such event. If any option expires or terminates for any reason, without having been exercised in full, the unpurchased shares subject to such option will be available again for the purposes of the 1999 Plan.

         Any employee, officer, director, consultant or advisor to the Company or any of its subsidiaries shall be eligible to receive stock options under the 1999 Plan. Only employees of the Company or its subsidiaries shall be eligible to receive incentive stock options. Only Non-Employee Directors shall be eligible to receive automatic option grants under Section 6 of the 1999 Plan.

         With the exception of options granted to Non-Employee Directors under
Section 6 of the 1999 Plan, the exercise price of each option is determined by the Committee, but may not be less than 100% of the Fair Market Value (as defined in the 1999 Plan) of the shares of Common Stock covered by the option on the date the option is granted in the case of an incentive stock option, nor less than 75% of the Fair Market Value of the shares of Common Stock covered by the option on the date the option is granted in the case of a non-statutory stock option. If an incentive stock option is to be granted to an employee who owns over 10% of the total combined voting power of all classes of the Company's capital stock, then the exercise price may not be less than 110% of the Fair Market Value of the Common Stock covered by the option on the date the option is granted.

         With the exception of options granted to Non-Employee Directors under
Section 6 of the 1999 Plan, the Committee shall, in its discretion, fix the term of each option, provided that the maximum term of each option shall be 10 years. Incentive stock options granted to an employee who owns over 10% of the total combined voting power of all classes of stock of the Company shall expire not more than five years after the date of grant. The 1999 Plan provides for early expiration of options of a participant in the event of certain terminations of employment or engagement. In the event of any merger, reorganization, consolidation, recapitalization, stock dividend, or other change in corporate structure affecting the Common Stock of the Company, the Compensation Committee shall make an appropriate and equitable adjustment in the number and kind of shares reserved for issuance under the 1999 Plan and in the number and option price of shares subject to outstanding options granted under the 1999 Plan, to the end that after such event each option holder's proportionate interest shall be maintained as immediately before the occurrence of such event.

         Pursuant to Section 6 of the 1999 Plan, subject to shareholder approval, each Non-Employee Director who becomes a director after December 15, 1999 shall receive a grant of an option to purchase 15,000 shares of Common Stock on the date such Non-Employee Director becomes a director of the Company. To the extent that shares of Common Stock remain available for the grant of options under the 1999 Plan, on April 1 of each year, commencing on April 1, 2000, each Non-Employee Director shall be granted an option to purchase 10,000 shares of Common Stock.

         Options automatically granted under Section 6 of the 1999 Plan shall be exercisable in three equal installments commencing on the first anniversary of the date of such grant; provided that in the case of a Non-Employee Director's death or permanent disability, such options held thereby will become immediately exercisable for a one-year period (but in no case after the stated term of such option has expired); further provided that no such option shall be exercisable until more than six months have elapsed from the grant date.

         The term of each of the options granted under Section 6 of the 1999 Plan shall be five years from the date of grant, subject to early termination by the Committee. The 1999 Plan also provides for an early termination of such options in the event a Non-Employee Director's membership on the Board of Directors terminates.

         If a Non-Employee Director's membership on the Board of Directors terminates for any reason other than cause or the death or disability of such Non-Employee Director, options granted under Section 6 of the 1999 Plan which are held on the date of termination may be exercised in whole or in part at any time within ninety days after the date of such termination (but in no event after the term of such option expires) and shall thereafter terminate. If a Non-Employee Director's membership on the Board of Directors is terminated for cause, which determination shall be made by the Board of Directors, all options granted under Section 6 of the 1999 Plan then held by such Non-Employee Director shall terminate concurrently with termination of membership.

         Generally, an option may not be transferred or assigned other than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order and, during the lifetime of the option holder, may be exercised solely by him. The aggregate Fair Market Value (determined at the time the incentive stock option is granted) of the shares as to which an employee may first exercise incentive stock options in any one calendar year under all incentive stock option plans of the Company and its subsidiaries may not exceed $100,000. The Committee may impose any other conditions to exercise as it deems appropriate.

         The Company may file a registration statement under the Securities Act of 1933, as amended, with respect to the Common Stock issuable pursuant to the 1999 Plan. In all cases, the terms, provisions, conditions and limitations of the 1999 Plan shall be construed and interpreted consistent with the provisions of Rule 16b-3 of the Securities Exchange Act of 1934, as amended.

         In general, no taxable income for federal income tax purposes will be recognized by an option holder upon receipt or exercise of an incentive stock option and the Company will not then be entitled to any tax deduction. Assuming that the option holder does not dispose of the option shares before the expiration of the longer of (i) two years after the date of grant, or (ii) one year after the transfer of the option shares, upon disposition, the option holder will recognize capital gain equal to the difference between the sale price on disposition and the exercise price.

         If, however, the option holder disposes of such option holder's option shares prior to the expiration of the required holding periods, such option holder will recognize ordinary income for federal income tax purposes in the year of disposition equal to the lesser of (i) the difference between the fair market value of the shares at date of exercise and the exercise price, or (ii) the difference between the sale price upon disposition and the exercise price. Any additional gain on such disqualifying disposition will be treated as capital gain. In addition, if such a disqualifying disposition is made by the option holder, the Company will be entitled to a deduction equal to the amount of ordinary income recognized by the option holder provided such amount constitutes an ordinary and reasonable expense of the Company.

         The amount by which the fair market value of the shares at the time of exercise exceeds the exercise price of an incentive stock option will be a tax preference item for purposes of the alternative maximum tax, which, in general, imposes a 26% tax rate on the initial $175,000 (and a 28% rate in excess of $175,000) of the excess of (i) an individual's taxable income with certain adjustments and increased by certain tax preference items over (ii) $33,750 ($45,000 for joint returns) reduced by $.25 for each $1.00 by which the alternative minimum taxable income exceeds $112,500 ($150,000 for joint returns). Special rules apply to capital gain income. An individual will be liable for the alternative minimum tax only to the extent that the amount of such tax exceeds the liability for regular federal income tax.

         No taxable income will be recognized by an option holder upon receipt of a non-statutory stock option, and the Company will not be entitled to a tax deduction for such grant. Upon the exercise of a non-statutory stock option, the option holder will include in taxable income for federal income tax purposes the excess in value on the date of exercise of the shares acquired upon exercise of the non-qualified stock option over the exercise price. Upon a subsequent sale of the shares, the option holder will derive short-term or long-term gain or loss, depending upon the option holder's holding period for the shares, commencing upon the exercise of the option, and upon the subsequent appreciation or depreciation in the value of the shares. The Company generally will be entitled to a corresponding deduction at the time that the participant is required to include the value of the shares in his income. The Company is permitted to deduct and withhold amounts required to satisfy its withholding tax liabilities with respect to its employees or, in its discretion, permit the withholding of shares otherwise issuable to the option holder.

         The Company has reserved 2,500,000 shares of Common Stock for issuance under the 1999 Plan, options to purchase 842,000 shares of Common Stock are outstanding under the 1999 Plan at an exercise price of $3 per share, 260,833 of which are currently exercisable.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

         There were no option/SAR grants to any of the Named Executive Officers during the fiscal year ended December 31, 1999.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table sets forth certain information regarding unexercised stock options held by the Named Executive Officers as of December 31, 1999.

                                                                   Number of Securities
                                                                  Underlying Unexercised        Value of Unexercised
                                                                    Options At Fiscal          In-the-money Options/
                          Shares Acquired                                Year-end                 At Fiscal Year-end
       Name                 On Exercise    Value Realized($)    Exercisable/Unexercisable   Exercisable/Unexercisable($)(1)
       ----               -------------    -----------------    -------------------------   -------------------------------
Douglas A. Parker (2)            --                --                 57,333/42,667                        --
Robert A. Berman                 --                --                      --                              --
Leonard F. Parker                --                --                      --                              --
John F. Wilkens (3)              --                --                  3,500/9,000                         --
Howard G. Anders (4)         40,000            43,680                150,000/0                        411,250



----------------


(1) On December 31, 1999, the last reported sales price of the Common Stock on the American Stock Exchange was $5.00 per share.

(2) At December 31, 1999, Mr. Douglas Parker had been granted the following options to purchase Common Stock, which options were exercisable at year end: (a) options to purchase 14,000 shares of Common Stock at an exercise price of $12 per share, and (b) options to purchase 43,333 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $6.75 per share.

(3) At December 31, 1999, Mr. Wilkens had been granted the following options to purchase Common Stock, which options were exercisable at year end: (a) options to purchase 2,000 shares of Common Stock at an exercise price of $10.25 per share, and (b) options to purchase 1,500 shares of Common Stock at an exercise price of $8.94 per share.

(4) At December 31, 1999, Mr. Anders had been granted the following options to purchase Common Stock, which options were exercisable at year end:
         (a) options to purchase 50,000 shares of Common Stock at an exercise price of $1.275 per share, and (b) options to purchase 100,000 shares of Common Stock at an exercise price of $2.75 per share.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Compensation Committee, which exercises the power which the Board of Directors would otherwise hold with respect to the granting of options under the Employee Plan and determining the compensation and benefits of all officers of the Company, consists of Messrs. Adler, Asch and Bartlett. On April 10, 1997, the Company and Resource Holdings Limited ("Resource Holdings"), an entity of which Mr. Bartlett is the Managing Director, entered into a financial advisory agreement pursuant to which Resource Holdings agreed to assist the Company in connection with negotiations relating to the Apollo Joint Venture (as discussed in "Certain Relationships and Related Transactions") and to provide general financial advice, strategic planning and acquisition advice to the Company. The agreement was subsequently renewed on February 1, 1998. In consideration for those services, the Company agreed to pay Resource Holdings 16 1/2% of certain distributions received by the Company from the Apollo Joint Venture (after certain distributions to the joint venture parties and returns on capital invested in each project in which the Apollo Joint Venture participates) and a monthly retainer of $10,000 per month through April 1999, when the engagement was terminated. No distributions were received by the Company from Apollo in 1999, 1998 or 1997. The Company also granted to Resource Holdings a five-year option to purchase 500,000 shares of Common Stock at an exercise price of $2.00 per share, options to purchase 300,000 of which remain outstanding and exercisable. On April 25, 2000, Resource Holdings distributed the remaining options to purchase 300,000 shares of Common Stock to its partners. Options to purchase 100,000 of those shares of Common Stock were distributed to Mr. Bartlett.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The voting securities of the Company outstanding on April 28, 2000 consisted of 14,812,867 shares of Common Stock. The following table sets forth information concerning ownership of the Common Stock, as of April 28, 2000, by
(i) each director, (ii) the Named Executive Officers (as defined in "Executive Compensation"), (iii) all directors, and executive officers as a group, and (iv) each person who, to the knowledge of management, owned beneficially more than 5% of the Common Stock. Unless otherwise indicated, the address of each person listed below is 201 Alhambra Circle, Coral Gables, Florida 33134.

                                                                              Common Stock
                          Beneficial Owner (1)                             Beneficially Owned         Percent of Class(2)
                          --------------------                             ------------------         -------------------
Leonard F. Parker (3) ................................................              281,667                  1.9%
Douglas A. Parker (4) ................................................              608,284                  4.1%
Richard A. Bartlett (5) ..............................................              239,833                  1.6%
c/o Resource Holdings Associates, L.P.
520 Madison Avenue, 40th Floor
New York, New York 10022
Louis K. Adler (6) ...................................................              106,667                    *
910 Travis Street, Suite 2030
Houston, Texas 77002-5810
George Asch (7) ......................................................              106,667                    *
c/o Gray Seifert & Company, Inc.
380 Madison Avenue
New York, New York 10022
John F. Wilkens (8) ..................................................                6,833                    *
Robert A. Berman (9) .................................................              554,635                  3.7%
2 River Road
Woodridge, New York 12789
Howard G. Anders (10) ................................................              210,100                  1.4%
c/o Brennan Enterprises
575 Madison Avenue
Suite 1006
New York, New York 10022
Heartland Advisors, Inc (11) .........................................            1,664,000                 11.2%
790 North Milwaukee Street
Milwaukee, Wisconsin 53202
All Executive Officers and Directors as a group (6 persons) (12) .....            1,349,951                  9.1%



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

(3) Consists of (a) 265,000 shares of Common Stock held individually by Mr. Leonard Parker, and (b) 16,667 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at an exercise price of $3 per share currently held by Mr. Leonard Parker.

(4) Consists of (a) 512,617 shares of Common Stock held individually by Mr. Douglas Parker, (b) 65,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at an exercise price of $6.75 per share, (c) 14,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at an exercise price of $12 per share, and (d) 16,667 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at an exercise price of $3 per share currently held by Mr. Douglas Parker.

(5) Consists of (a) 108,166 shares of Common Stock owned individually by Mr. Bartlett, (b) 100,000 shares of Common Stock underlying an option to purchase shares of Common Stock at an exercise price of $2.00 per share,
     (c) 15,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $2.75 per share, (d) 10,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $6.125 per share, and (e) 6,667 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $9.50 per share currently held by Mr. Bartlett.

(6) Consists of (a) 75,000 shares of Common Stock held individually by Mr. Adler, (b) 15,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $2.75 per share, (c) 10,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $6.125 per share, and (d) 6,667 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $9.50 per share held by Mr. Adler.

(7) Consists of (a) 75,000 shares of Common Stock held individually by Mr. Asch, (b) 10,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $6.50 per share, (c) 10,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $9.50 per share and (d) 6,667 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $9.50 per share held by Mr. Asch.

(8) Consists of (a) 2,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $10.25 per share, (b) 1,500 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $8.94 per share, and (c) 3,333 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $3.00 per share held by Mr. Wilkens.

(9)  Consists of 554,635 shares of Common Stock held individually by Mr. Berman.

(10) Consists of (a) 60,100 shares of Common Stock held individually by Mr. Anders, (b) 50,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $1.275 per share, and (c) 100,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $2.75 per share held by Mr. Anders.

(11) Included in reliance on information contained in a Schedule 13G, dated January 20, 2000, and filed with the Securities and Exchange Commission on January 26, 2000 by Heartland Advisors, Inc., reporting sole voting power over 577,000 and sole dispositive power over 1,664,000 shares.

(12) See notes (3) - (8) above.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In May 1997, the Company entered into a joint venture ("the Apollo Joint Venture") with Apollo Real Estate Advisors II, L.P. ("Apollo") and Watermark Investments Limited, LLC ("Watermark"), which is affiliated with Robert A. Berman, the former Chairman and Chief Executive Officer of the Company, to identify, acquire, renovate, refurbish and sell hotel properties. The Company performed the renovation and procurement services for the properties purchased by the Apollo Joint Venture. In addition, the Company acquired a non-controlling equity interest in each of the entities formed to purchase such properties. As an inducement to enter into the Joint Venture Agreement, the Company issued to Apollo a seven-year warrant to purchase up to 750,000 shares of Common Stock at $8.115 per share. The warrant expires in 2004. The warrant was initially exercisable as to 250,000 shares and became exercisable as to the remaining 500,000 shares in increments of 100,000 shares for every $7,500,000 of incremental renovation revenue and purchasing fees earned by the Company from the Apollo Joint Venture. The warrant contains price protection provisions and anti-dilution provisions that could result in the issuance of significantly more shares under certain circumstances. In September 1997, the Apollo Joint Venture acquired the Warwick Hotel in Philadelphia, Pennsylvania. Through March 31, 2000, the Company has made cumulative capital contributions of approximately $791,000 to the joint venture operating entity that was formed to purchase the property. In March 1998, the Apollo Joint Venture acquired the Historic Inn in Richmond, Virginia. Through March 31, 2000, the Company has made cumulative capital contributions of approximately $311,000 to the joint venture operating entity that was formed in connection with the purchase of the property. In September 1999, the Company decided to divest itself of its real estate investment and asset management business. Accordingly, the Company will not be making any further investments under the Apollo Joint Venture agreement. In addition, the Company is currently in negotiations with Apollo to settle all matters related to Apollo and the Apollo Joint Venture.

         In connection with the Apollo Joint Venture, on April 10, 1997, the Company and Resource Holdings Limited ("Resource Holdings"), an entity of which Mr. Bartlett (a Director of the Company) is the Managing Director, entered into a financial advisory agreement pursuant to which Resource Holdings agreed to assist the Company in connection with negotiations relating to the Apollo Joint Venture and to provide general financial advisory, strategic planning and acquisition advice to the Company. The agreement was subsequently renewed on February 1, 1998. In consideration for those services, the Company agreed to pay Resource Holdings 16 1/2% of certain distributions received by the Company from the Apollo Joint Venture (after certain distributions to the joint venture parties and returns on capital invested in each project in which the Apollo Joint Venture participates) and a monthly retainer of $10,000 per month through April 1999, when the engagement was terminated. No distributions were received by the Company from Apollo in 1999, 1998 or 1997. The Company, also granted to Resource Holdings a five-year option to purchase 500,000 shares of Common Stock at an exercise price of $2.00 per share, options to purchase 300,000 of which remain outstanding and exercisable. On April 25, 2000, Resource Holdings distributed the remaining options to purchase 300,000 shares of Common Stock to its partners. Options to purchase 100,000 of those shares of Common Stock were distributed to Mr. Bartlett.

         In February 1998, the Company formed a wholly owned subsidiary, HWS Real Estate Advisory Group, Inc. ("HWS REAG") to purchase the assets of Watermark's real estate advisory business, consisting primarily of contracts to perform future asset management and advisory services as well as certain equity interests in the Apollo Joint Venture. The purchase price for such business was $1,500,000. In September 1999, the Company decided to divest itself of its real estate investment and asset management business. On September 30, 1999, the Company and Watermark entered into a Termination Agreement whereby all agreements between the parties were terminated, and amongst other things, a payment by Watermark to the Company of $885,000 was made in December 1999.

         In 1998, the Company provided a non-interest bearing loan of $3,200,000 to Watertone Holdings LP, a firm managed by Watermark. This loan was repaid in full in 1998.

         On March 30, 1999, the Company, Watermark, Leonard Parker (a Director of the Company), Douglas Parker (President of the Company and a Director) and certain members of the family of Leonard Parker and Douglas Parker (collectively, the "Parker Family") entered into an agreement (the "Parker Agreement") pursuant to which members of the Parker Family agreed to sell to Watermark all remaining shares of the Leonard Parker Company ("LPC") Preferred Stock held by members of the Parker Family and 1,397,000 shares of Common Stock of the Company, constituting substantially all of the Common Stock held by members of the Parker Family, no later than April 26, 1999. The Parker Agreement was amended in April 1999 to provide for a closing of the transactions contemplated by the Parker Agreement to occur no later than June 18, 1999. None of the transactions contemplated under the Parker Agreement have been consummated and the Parker Agreement was terminated on June 21, 1999.

         During 1998 and 1999, Robert A. Berman, the Company's former Chairman of the Board and Chief Executive Officer purchased furniture from LPC in the aggregate principal amount of $228,986. As of April 28, 2000, Mr. Berman owes LPC $1,600 in connection with such purchase. The largest amount that Mr. Berman was indebted to LPC in connection with such purchase was $88,750. Unrelated to the purchase of furniture, Mr. Berman was directly indebted to the Company during the fiscal year ended December 31, 1998. The largest principal amount of such indebtedness was $640,000. In September 1998, Mr. Berman repaid such indebtedness in full.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on their behalf of the undersigned thereunto duly authorized.


Date: May 1, 2000                          HOTELWORKS.COM, INC.


                                           By: /s/ John F. Wilkens
                                               --------------------------------
                                               John F. Wilkens
                                               Vice President - Treasurer
                                               (Principal Financial Officer,
                                               Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates indicated.

       Signature                                        Title                                   Date
       ---------                                        -----                                   ----

/s/ Leonard F. Parker                    Chairman of the Board, Secretary and                May 1, 2000
---------------------------------        Director
Leonard F. Parker


/s/ Douglas A. Parker                    Acting Chief Executive Officer,                     May 1, 2000
---------------------------------        President and Director
Douglas A. Parker



/s/ John F. Wilkens                      Vice President, Treasurer (Principal                May 1, 2000
---------------------------------        Financial Officer, Principal
John F. Wilkens                          Accounting Officer)


/s/ Louis K. Adler                       Director                                            May 1, 2000
---------------------------------
Louis K. Adler


/s/ George C. Asch                       Director                                            May 1, 2000
---------------------------------
George C. Asch


/s/ Richard A. Bartlett                  Director                                            May 1, 2000
---------------------------------
Richard A. Bartlett

