Form 10-Q
period 2000-03-31
HOTELWORKS COM INC
filed 2000-05-15
CIK 911434

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2000

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission File Number: 0-23054

                              HOTELWORKS.COM, INC.
             (exact name of registrant as specified in its charter)

          NEW YORK                                       11-3096379
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

201 ALHAMBRA CIRCLE, MIAMI, FL                                    33134
------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (305) 774-3200
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              [X] Yes   [ ] No

                       APPLICABLE ONLY TO CORPORATE ISSUER

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 14,812,867 as of May 10, 2000.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 2000
                  and December 31, 1999...........................................................................3

                  Consolidated Statements of Operations for the three
                  months ended March 31, 2000 and 1999............................................................4

                  Consolidated Statement of Changes in Stockholders'
                  Equity for the three months ended March 31, 2000................................................5

                  Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2000 and 1999 ...........................................................6

                  Notes to Consolidated Financial Statements ..................................................7-10

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations..........................................................................................11-13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.............................................14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................................14

Item 6.   Exhibits and Reports on Form 8-K.......................................................................14

Signatures.......................................................................................................15




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

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                          Mar 31, 2000        Dec 31, 1999
                                                          ------------        ------------
                                                          (Unaudited)
                                  ASSETS

Cash and cash equivalents                                     $  1,432         $  4,560
Accounts receivable, less allowance for doubtful                33,550           28,301
  accounts of $1,782 and $1,743
Costs and estimated earnings in excess of billings                 303              276
Deposits with vendors                                            9,878            7,051
Income taxes receivable                                          3,913            3,907
Prepaid and other current assets                                   826            1,187
                                                              --------         --------
       Total current assets                                     49,902           45,282

Property and equipment, net                                      5,241            5,195
Goodwill and other intangibles, net                             10,938           11,038
Other assets                                                       126               86
Non-current assets of discontinued operations                      165              180
                                                              --------         --------
       Total other assets                                     $ 66,372           61,781
                                                              ========         ========

                   LIABILITIES AND STOCKHOLDERS EQUITY

Accounts payable                                                21,141           21,248
Accrued and other liabilities                                    5,536            5,550
Billings in excess of costs and estimated earnings                 166              142
Customer deposits                                               17,336           12,018
Current portion of long-term debt                                2,776            2,902
Loans payable                                                   15,835           15,835
Net current liabilities of discontinued operations               3,734            3,542
                                                              --------         --------
     Total current liabilities                                  66,524           61,237

Long - term debt                                                    39               68
                                                              --------         --------
     Total liabilities                                        $ 66,563         $ 61,305
                                                              --------         --------

STOCKHOLDER'S EQUITY


Convertible preferred stock, $.01 par value, $25
stated value, 5,000,000 shares authorized, none
issued and outstanding                                              --               --

Common stock, $.01 par value, 50,000,000 shares
14,812,867 authorized,  and 14,659,067 issued and
outstanding                                                        148              147
Additional paid-in-capital                                      59,907           59,613
Retained earnings (deficit)                                    (60,246)         (59,284)
                                                              --------         --------
     Total stockholder's equity                                   (191)             476
                                                              --------         --------
     Total liabilities and stockholder's equity               $ 66,372         $ 61,781
                                                              ========         ========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                    Unaudited

                                                                           Three Months Ended March 31,
                                                                              2000             1999
                                                                            --------         --------
Revenues                                                                    $ 40,525         $ 56,859
Cost of revenues                                                              37,379           52,660
                                                                             --------         --------
  Gross profit                                                                 3,146            4,199

Selling, general and adminstrative expenses                                    3,960            4,413
                                                                            --------         --------
    Loss from operations                                                        (814)            (214)
                                                                            --------         --------
Other income (expense):
   Interest income                                                               272              251
   Interest expense                                                             (420)            (424)
                                                                            --------         --------
                                                                                (148)            (173)
                                                                            --------         --------
Loss from continuing operations before  (benefits) from income taxes            (962)            (387)

Income tax benefit                                                                --             (170)
                                                                            --------         --------
Loss from continuing operations of discontinued operations                      (962)            (217)
                                                                            --------         --------
Discontinued operations:
   Income from operations of discontinued operations                              --              762
   Loss on disposal on discontinued operations                                    --               --
                                                                            --------         --------
   Income from discontinued operations                                            --              762
                                                                            --------         --------
Net income (loss)                                                           $   (962)        $    545
                                                                            ========         ========
Basic earnings per common share:
   Loss from continuing operations                                          $  (0.07)        $  (0.02)
   Discontinued operations:
      Income from discontinued operations                                         --             0.06
      Loss on disposal                                                            --               --
                                                                            --------         --------
   Net income (loss)                                                        $  (0.07)        $   0.04
                                                                            ========         ========

Diluted earnings per common share:
   Loss from continued operations                                           $  (0.07)        $  (0.02)
   Discontinued operation:
      Income from discontinued operations                                         --             0.06
      Loss on disposal                                                            --               --
                                                                            --------         --------
   Net income (loss)                                                        $  (0.07)        $   0.04
                                                                            ========         ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                    14,777           13,293
                                                                            ========         ========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING              14,777           13,293
                                                                            ========         ========







The accompanying notes to consolidated financial statements are an integral part of these statements.

                      HOTELWORKS.COM, INC AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                Preferred Stock         Common Stock
                               ------------------   ---------------------
                                                                                Addt'l        Retained            Total
                              Number of    Stated   No. of Shares    Par        Paid in       Earnings         Stockholders'
                               Shares       Value   Outstanding     Value       Capital       (Deficit)            Equity
                               ------       -----   -----------     -----       -------       ---------            ------

BALANCE JAN 1, 2000               --        $--        14,659        $147        $59,613        $(59,284)           $ 476

Exercise of stock options         --         --           154           1            294              --              295

Net loss                          --         --            --          --             --            (962)            (962)
                                ----       ----        ------        ----        -------        --------            -----
BALANCE MARCH 31, 2000            --        $--        14,813        $148        $59,907        $(60,246)           $(191)
                                ====       ====        ======        ====        =======        ========            =====



The accompanying notes to consolidated financial statements are an integral part of these statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands, except per share amounts)
                                    Unaudited

                                                                                  Three Months Ended March 31,
                                                                                      2000           1999
                                                                                    -------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                              $  (962)        $   (217)
Adjustments to reconcile net income to net cash used in operating activities
     Depreciation and amortization                                                      321              496
Income from operations of discontinued businesses                                        --              762
(Increase) decrease in current assets:
     Accounts receivable, net                                                        (5,249)          (5,141)
     Costs and estimated earnings in excess of billings                                 (27)             (10)
     Deposits with vendors                                                           (2,827)          (4,160)
     Income taxes receivable                                                             (6)              --
     Prepaid and other current assets                                                   361             (182)
(Increase) in other assets                                                              (40)            (225)
Increase (decrease) in current liabilities:
    Accounts Payable                                                                   (107)           1,290
    Accrued and other liabilities                                                       (14)           1,397
    Billings in excess of costs and estimated earnings                                   24               70
    Customer deposits                                                                 5,318            6,367
    Income taxes payable                                                                 --             (176)
                                                                                    -------         --------
NET CASH PROVIDED BY (USED IN)CONTINUING OPERATIONS                                  (3,208)             271
                                                                                    -------         --------
NET CASH PROVIDED BY (USED IN)DISCONTINUED OPERATIONS                                   207           (6,348)
                                                                                    -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of marketable securities                                                        --            8,500
    Purchase of property and equipment                                                 (267)            (206)
                                                                                    -------         --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS           (267)           8,294
                                                                                    -------         --------
NET CASH PROVIDED BY INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS                     --            3,125
                                                                                    -------         --------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings on loans payable                                            --            4,910
    Repayment of long term debt                                                        (155)            (172)

    Proceeds from exercise of stock options and warrants                                295               --
                                                                                    -------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               140            4,738
                                                                                    -------         --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (3,128)          10,080
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        4,560            2,179
                                                                                    -------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 1,432         $ 12,259
                                                                                    =======         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Income Taxes                                                                   $    30         $    108
     Interest                                                                       $   412         $    304
NON-CASH INVESTING & FINANCING ACTIVITIES:
Preferred stock dividend accrued                                                    $    --         $     45





The accompanying notes to consolidated financial statements are an integral part of these statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: CONSOLIDATION

The consolidated financial statements of Hotelworks.com, Inc. and subsidiaries, formerly known as Hospitality Worldwide Services, Inc. (the "Company") and related notes thereto as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring adjustments. On April 27, 2000 the Company filed a Form 8-K regarding the resignation of the Company's independent certified public accountants(See Part II, Item 6(b)). The Company is currently interviewing potential successor accountants. The consolidated balance sheet information for December 31, 1999 was derived from the audited consolidated financial statements included in the Company's Form 10-K. These interim consolidated financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period.

NOTE 2: DISCONTINUED OPERATIONS

In September, 1999, the Company announced a strategic initiative to reposition the core supply and distribution businesses into a business-to-business e-commerce company, and to divest itself of its renovation business and real estate investment and asset management business. In December, 1998, the Company decided to discontinue its hotel development business. As a result, for 1999, the company has reflected the operating results associated with the divested businesses, as well as the estimated losses on disposal, as discontinued operations on the consolidated statements of operations. Results of these operations, were as follows (in thousands):

                                                             THREE MONTHS ENDED
                                                               MARCH 31, 1999
                                                             ------------------

Renovation Business:
            Revenues                                            $   12,043
            Income from operations, net of taxes                $      989

Real Estate Investment and Asset Management Business:
            Revenues                                            $       --
            (Loss) from operations, net of taxes                $     (217)

Total Discontinued Operations:
            Revenues                                            $   12,043
            Income from operations, net of taxes                $      762


The remaining assets and liabilities of the discontinued operations as of March

31, 2000 and December 31, 1999, as presented in the accompanying consolidated balance sheets, are as follows: (in thousands):

March 31, 2000:                                                                   REAL ESTATE
                                                                                  INVESTMENT          HOTEL
                                                              RENOVATION       ASSET MANAGEMENT    DEVELOPMENT     TOTAL
                                                         -------------------------------------------------------------------

Accounts receivable                                              $23,479          $     --             $ --         $23,479
Allowance for doubtful accounts                                  (20,904)               --               --         (20,904)
Prepaids and other current assets, net                                38                --               --              38
Accounts payable                                                  (2,984)               --               --          (2,984)
Accrued and other liabilities                                     (2,363)           (1,000)              --          (3,363)
                                                         -------------------------------------------------------------------
Net current liabilities                                           (2,734)           (1,000)              --          (3,734)
                                                         -------------------------------------------------------------------
Property and equipment, net                                           63                --               32              95
Other assets                                                          38                --               32              70
                                                         -------------------------------------------------------------------
Net non-current assets                                              $101          $     --              $64            $165




December 31, 1999:                                                                REAL ESTATE
                                                                                  INVESTMENT          HOTEL
                                                              RENOVATION       ASSET MANAGEMENT    DEVELOPMENT     TOTAL
                                                         -------------------------------------------------------------------
Accounts receivable                                              $23,536          $     --            $  --         $23,536
Allowance for doubtful accounts                                  (20,904)               --               --         (20,904)
Prepaids and other current assets, net                               753                --               --             753
Accounts payable                                                  (3,428)               --               --          (3,428)
Accrued and other liabilities                                     (2,468)           (1,000)             (31)         (3,499)
                                                         -------------------------------------------------------------------
Net current liabilities                                           (2,511)           (1,000)             (31)         (3,542)
                                                         -------------------------------------------------------------------
Property and equipment, net                                           74                --               34             108
Other assets                                                          38                --               34              72
                                                         -------------------------------------------------------------------
Net non-current assets                                              $112          $     --             $ 68            $180
                                                         -------------------------------------------------------------------


Net current liabilities of discontinued operations at March 31, 2000 and December 31, 1999, include renovation accounts receivables and costs and estimated earnings in excess of billings which include disputed change orders and estimated net claims, which involve negotiations with customers and in some cases may result in litigation. The Company believes that it has established contractual or legal bases for pursuing recovery of disputed change orders and claims and it is management's intention to pursue these matters and litigate, if necessary, until a decision or settlement is reached. Disputed change orders and claims involve the use of estimates and it is reasonably possible that revisions to the estimated recoverable amounts could be made within the next year. The settlement of these amounts depends on individual circumstances and negotiations with the counter party, accordingly, the timing of the collection will vary and may extend beyond one year.

The Company anticipates ceasing the remaining renovation operations in 2000. However, the resolution date as to certain disputed receivables with customers related to specific renovation projects which have been substantially completed is uncertain. The Company anticipates disposing of its real estate investments, and concurrently ceasing the real estate asset management and advisory operations in 2000. The Company ceased its hotel development business in April, 1999.

NOTE 3:  COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a separate financial statement. Comprehensive income generally includes net income as reported by the Company adjusted for cumulative foreign translation adjustments and unrealized gains and losses on marketable securities that are available-for-sale. The Company has adopted the standard at the beginning of 1998. The differences between net income as reported and comprehensive income is immaterial for the three months ended March 31, 2000 and 1999.

NOTE 4:  OPERATING SEGMENTS

      The Company's operating segments are based on the separate lines of business acquired over the past several years which provide different services to the hospitality industry, namely purchasing, reorder and logistics services. Due to the strategic repositioning of the Company's lines of business, the Company has changed the composition of its reportable segments. The Company's renovation business and real estate investment and asset management business have been classified as discontinued operations (Note 2) and are no longer reported as part of segment reporting. In addition, the previously reported purchasing segment has been segregated into the purchasing business and the reorder business. The Company has restated the prior years to conform to the revised segment reporting. Segment data is as follows (in thousands):

                          Three months ended March 31,
                             2000           1999
                           -------        -------
Sales to Customers:
Purchasing                 $30,550        $43,518
Reorder                      4,579          2,409
Logistics                    5,396         10,932
Corporate                       --             --
                           -------        -------
                           $40,525        $56,859
                           =======        =======

Inter-segment Sales:
Purchasing                           $    --         $    --
Reorder                                  758           1,480
Logistics                                 --              --
Corporate                                 --              --
                                     -------         -------
                                     $   758         $ 1,480
                                     =======         =======
Income(loss) from Operations:
Purchasing                           $   623         $   579
Reorder                                 (486)           (702)
Logistics                               (267)          1,063
Corporate                               (684)         (1,154)
                                     -------         -------
                                     $  (814)        $  (214)
                                     =======         =======


The Company's revenue and assets predominately relate to the United States operations, with immaterial amounts related to foreign operations.

For the three months ended March 31, 2000 and 1999, no customers accounted for over 10% of the Company's revenues.

NOTE 5:  EARNINGS PER SHARE

The following table reconciles the components of basic and diluted earnings per common share for loss from continuing operations for the three months ended March 31, 2000 and 1999 (in thousands).

                                                        Three Months Ended
                                                             March 31,

                                                      2000             1999
                                                      ----             ----
Numerator:
     Loss from continuing operations              $   (962)       $     (217)
     Preferred stock dividends                          --               (45)
                                                  --------        ----------
     Loss available to common shareholders
      from continuing operations - basic              (962)             (262)
     Effect of dilutive securities                                       (45)
                                                  --------        ----------
         Preferred stock dividends
     Loss available to common shareholders
         from continuing operations - diluted     $   (962)         $   (217)

Denominator:
     Weighted average common shares
     outstanding - basic                            14,777            13,293
     Effect of dilutive securities (a)
         Stock-based compensation plans                 --                --
         Preferred stock                                --                --
                                                  --------        ----------
     Weighted average common and
         common equivalent shares
         outstanding - diluted                      14,777            13,293



(a)  Antidilutive

                     HOTELWORKS.COM, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2

DESCRIPTION OF BUSINESS

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

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 2000 vs. THREE MONTHS ENDED MARCH 31, 1999.

Revenues for the three months ended March 31, 2000 decreased to $40,525,000 as compared to $56,859,000 for the three months ended March 31, 1999. The decrease in revenues was concentrated in two business lines, logistics and purchasing. For logistics, significant revenue was recorded in the first quarter of 1999 on a large one-time contract that did not repeat in 2000. For the purchasing business, the drop in revenue was partly the result of the timing in shipments on projects where the Company acts as a principal. Projects that were expected to ship in the first quarter of 2000 were postponed until later in 2000. Additionally, shipments on several large contracts were concentrated in the first quarter of 1999.

Cost of revenues for the quarter ended March 31, 2000 decreased to $37,379,000 as compared to $52,660,000 for the first quarter of 1999 due primarily to the lower revenues.

Gross profit for the three months ended March 31, 2000 was $3,146,000 or 7.8% of revenues, compared to $4,199,000 or 7.4% of revenues for the same period last year. The decrease in gross profit dollars was due to the drop in revenues.

Selling, general and administrative ("SG&A") expenses decreased from $4,413,000 in the three months ended March 31, 1999 to $3,960,000 in the current year's quarter. The decrease was primarily the result of the consolidation of offices accomplished in 1999 and the related reduction in administrative and corporate headcount. SG&A expenses include $100,000 and $156,000 of goodwill amortization for the periods ending March 31, 2000 and 1999, respectively. As a percent of revenue, SG&A expenses have increased from 7.8% in last year's first quarter to 9.8% in the current quarter primarily due to the decrease in revenue.

The loss from operations for the quarter ended March 31, 2000 was $814,000 compared to a loss of $214,000 for the quarter ended March 31, 1999. The increase in the loss in the current quarter was due to the factors cited above.

Interest expense was basically unchanged between the quarters due to an insignificant change in the level of long-term debt for these periods. Interest income rose slightly in the current quarter when compared to the same period last year.

Due to the losses sustained in the three months ended March 31, 2000 and the lack of any additional carryback opportunity, no provision or benefit for income taxes was recorded. The amounts recorded as a benefit in the first quarter of 1999 represents a current benefit for a carryback claim for federal, state and local income taxes.

Based on the above factors, the loss from continuing operations increased from a loss of $217,000 in the three months ended March 31, 1999 to a $962,000 loss in the current three month period. Basic loss per share from continuing operations increased from a $0.02 loss in last year's first quarter to a loss of $0.07 in the current quarter.

The operating results associated with the discontinued operations reflect income of $762,000 in the quarter ended March 31, 1999 primarily due to income earned by the renovation business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company was severely affected during 1999 by significant losses from continuing operations and discontinued operations. In addition, certain of the Company's debt and line of credit facilities are in default and the Company projects negative cash flows from operations in 2000. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

The Company's term loan and mortgage note payable were in default as of March 31, 2000 and the Company's unsecured line of credit facilities, which matured in September 1999, were not repaid and are currently in default (See Part II, Item 1, Legal Proceedings). Accordingly, all of these debt facilities are currently due and payable. However, interest on all loans is being paid monthly at the contractual rate. The Company anticipates selling a warehouse facility, the proceeds of which will be used to repay the term loan and mortgage note payable. The Company is also involved in active, on-going negotiations with the banks who provided the line of credit facilities as to a refinancing of the facilities or an extension of the expiration date. There are no assurances that the Company will be able to successfully negotiate these facilities at terms favorable to the Company.

The Company's 2000 budget projects a net cash flow deficit from operations of approximately $1.4 million and cash requirements related to the development of its Internet web-based reorder system of approximately $1.9 million. The net cash flow deficit from operations for 2000 primarily relates to continued losses of the Parker Reorder business and corporate expenses. Management believes that given its working capital position (exclusive of short-term debt obligations) as of March 31, 2000 of $2.0 million, including anticipated tax refunds of approximately $3.9 million relating to the Company's ability to carryback current year tax losses to prior years for federal, state and local tax purposes, their review of the on-going businesses' gross margins and related expenses, and their ability to defer certain capital expenditures and other current payment obligations, if necessary, that sufficient funds will be available to cover operating cash flow deficits in 2000, but will not be sufficient to repay the debt obligations of the Company which are currently in default. Accordingly, there are no assurances that the Company will have sufficient funds available to it to satisfy all of its obligations during 2000.

Net cash used in operating activities of continuing operations was $3,208,000 for the three months ended March 31, 2000 compared to net cash provided of $271,000 for the three months ended March 31, 1999. In the current quarter, cash used by an increase in accounts receivable and vendor deposits exceeded cash generated from customer deposits.

Net cash provided by operating activities of discontinued operations was $207,000 for the first quarter of 2000 as compared to net cash used of $6,348,000 for the first quarter of 1999.

Net cash used in investing activities of continuing operations for the three months ended March 31, 2000 was $267,000 compared to net cash provided of $8,294,000 for the three months ended March 31, 1999. The primary source of investing cash for the 1999 quarter was the sale of marketable securities.

For discontinued operations, net cash provided by investing activities for the current quarter was $0, compared to net cash provided of $3,125,000 for the first quarter of 1999. In 1999, the Company received a repayment of a mortgage receivable.

Net cash provided by financing activities of continuing operations was $140,000 for the three months ended March 31, 2000 as compared to net cash provided of $4,738,000 for the three months ended March 31, 1999. The primary financing source for 1999 was borrowings under the Company's lines of credit.

The American Stock Exchange ("Exchange") has advised the Company on an informal basis that the Company has fallen below the threshold requirements for listing on the Exchange. Representatives of the Company and the Exchange will be meeting to determine whether the Company will be able to satisfy those requirements or obtain a waiver of the requirements that it does not satisfy. The Exchange may then commence proceedings to delist the Company's securities. The Company will have an opportunity to oppose any such delisting through administrative procedures. If the Company's securities are delisted, its ability to raise capital and the liquidity of its securities would be adversely affected.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II.  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On April 19, 2000, Bank of America, N.A. filed an action against the Company in the Circuit Court of the County of St. Louis, State of Missouri, seeking to recover the unpaid principal of a promissory note, together with interest thereon and related costs, in the approximate aggregate amount of $6,000,000. The Company is negotiating a restructuring of its loan with Bank of America and has not yet retained counsel to defend the action. If Bank of America obtains a judgment against the Company in the amount sought, the Company will not be able to satisfy the judgment.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       11 Computation of earnings per share (Incorporated herein by reference to Note 5 to the Company's Consolidated Financial Statements).

       27 Financial Data Schedule

  (b)  Reports on Form 8-K

         Form 8-K dated April 27, 2000, filed with the Commission on April 27, 2000, reporting Item 4, changes in Registrant's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HOSPITALITY WORLDWIDE SERVICES, INC.

                           /s/ DOUGLAS A. PARKER
                           ----------------------------------------------
                               Douglas A. Parker
                               Acting Chief Executive Officer, President
                               and Director

                            /s/ JOHN F. WILKENS
                           ----------------------------------------------
                                John F. Wilkens
                                Vice President - Treasurer (principal
                                financial officer, principal accounting officer

Dated:  May 15, 2000