Form 10-Q
period 2000-06-30
HOTELWORKS COM INC
filed 2000-08-11
CIK 911434

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: JUNE 30, 2000

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission File Number: 0-23054


                              HOTELWORKS.COM, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


            New York                                           11-3096379
 ------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


201 Alhambra Circle, Coral Gables, FL                           33134
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

                                 (305) 774-3200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             (X) Yes   ( ) No

                       APPLICABLE ONLY TO CORPORATE ISSUER

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 14,812,867 as of August 9, 2000.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                                Page No.
                                                                                                                --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 2000
          and December 31, 1999..................................................................................   3

          Condensed Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999 and the six months
          ended June 30, 2000 and 1999...........................................................................   4

          Condensed Consolidated Statement of Changes in Stockholders'
          Equity for the six months ended June 30, 1999..........................................................   5

          Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 2000 and 1999 ...................................................................   6

          Notes to Condensed Consolidated Financial Statements ..................................................  7-10

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations............................................................................................. 11-14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.............................................   14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................................   15

Item 6.   Exhibits and Reports on Form 8-K.......................................................................   15

Signatures.......................................................................................................   16



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

                      HOTELWORKS.COM, INC. and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)




                                                                        June 30, 2000       December 31, 1999
                                                                        -------------       -----------------
                                                                          Unaudited
                                     ASSETS
Cash and cash equivalents                                                  $  7,930             $  4,560
Accounts receivable, less allowance for doubtful accounts
  of $1,706 and $1,743                                                       34,590               28,301
Costs and estimated earnings in excess of billings                              169                  276
Deposits with vendors                                                        12,944                7,051
Income taxes receivable                                                         511                3,907
Prepaid and other current assets                                                944                1,187
                                                                           --------             --------
     Total current assets                                                    57,088               45,282
                                                                           --------             --------

Property and equipment, net                                                   5,550                5,195
Goodwill and other intangibles, net                                          10,839               11,038
Other assets                                                                    122                   86
Non-current assets of discontinued operations                                   148                  180
                                                                           --------             --------
     Total other assets                                                      16,659               16,499
                                                                           --------             --------
                                                                           $ 73,747             $ 61,781
                                                                           ========             ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt                                          $  2,735             $  2,902
Accounts payable                                                             22,968               21,248
Accrued and other liabilities                                                 4,660                5,550
Billings in excess of costs and estimated earnings                            2,646                  142
Customer deposits                                                            21,814               12,018
Loans payable                                                                15,835               15,835
Net current liabilities of discontinued operations                            3,786                3,542
                                                                           --------             --------
     Total current liabilities                                               74,444               61,237
Long-term debt                                                                  175                   68
                                                                           --------             --------
     Total liabilities                                                     $ 74,619             $ 61,305

STOCKHOLDERS' EQUITY:

Convertible preferred stock, $.01 par value, $25 stated
     value, 5,000,000 shares authorized, none issued and outstanding             --                   --
Common stock, $.01 par value, 50,000,000 shares authorized,
     14,812,867 and 14,659,067 shares issued and outstanding                    148                  147
Additional paid-in capital                                                   59,895               59,613
Retained earnings (deficit)                                                 (60,915)             (59,284)
                                                                           --------             --------
     Total stockholders' equity                                                (872)                 476
                                                                           --------             --------
                                                                           $ 73,747             $ 61,781
                                                                           ========             ========


See notes to condensed consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                    Unaudited

                                                                Three Months Ended                       Six Months Ended
                                                                    June 30,                                  June 30,
                                                        -------------------------------          -------------------------------
                                                           2000                  1999               2000                  1999
                                                        ---------             ---------          ---------             ---------
Revenues                                                $  53,235             $  57,789          $  93,760             $ 114,648
Cost of revenues                                           49,384                53,096             86,763               105,756
                                                        ---------             ---------          ---------             ---------
    Gross profit                                            3,851                 4,693              6,997                 8,892
Selling, general and administrative
  expenses                                                  4,178                 5,482              8,138                 9,895
                                                        ---------             ---------          ---------             ---------
    Loss from operations                                     (327)                 (789)            (1,141)               (1,003)

Other income (expense):
    Interest income                                           106                   291                378                   542
    Interest and other expense                               (447)                 (518)              (867)                 (942)
                                                        ---------             ---------          ---------             ---------
    Loss from continuing operations
      before provision for income taxes                      (668)               (1,016)            (1,630)               (1,403)
Provision (benefit) for income taxes                            1                  (441)                 1                  (611)
                                                        ---------             ---------          ---------             ---------
    Loss from continuing operations                          (669)                 (575)            (1,631)                 (792)

Discontinued operations:
    Income from discontinued operations                        --                    16                 --                   777
                                                        ---------             ---------          ---------             ---------
    Net loss                                            $    (669)            $    (559)         $  (1,631)            $     (15)
                                                        =========             =========          =========             =========

Basic earnings per common share:
    Loss from continuing operations                     $   (0.05)            $   (0.05)         $   (0.11)            $   (0.07)
    Discontinued operations:
      Income from discontinued operations                      --                    --                 --                  0.06
                                                        ---------             ---------          ---------             ---------
    Net loss                                            $   (0.05)            $   (0.05)         $   (0.11)            $   (0.01)
                                                        =========             =========          =========             =========

Diluted earnings per common share:
    Income (loss) from continuing operations            $   (0.05)            $   (0.04)         $   (0.11)            $   (0.07)
    Discontinued operations:
      Income from discontinued operations                      --                    --                 --                  0.06
                                                        ---------             ---------          ---------             ---------

    Net loss                                            $   (0.05)            $   (0.04)         $   (0.11)            $   (0.01)
                                                        =========             =========          =========             =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 14,813                13,350             14,795                13,322
                                                        =========             =========          =========             =========
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                            14,813                13,350             14,795                13,322
                                                        =========             =========          =========             =========



See notes to condensed consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (in thousands)
                                    Unaudited


                                  Preferred Stock               Common Stock
                              -----------------------     -----------------------
                                                                                        Addt'l       Retained         Total
                              Number of       Stated      Number of        Par         Paid in       Earnings     Stockholders'
                                Shares        Value         Shares        Value        Capital       (Deficit)       Equity
                              ---------      --------     ---------      --------      --------      --------     --------------
BALANCE, JANUARY 1, 2000             --            --        14,659      $    147      $ 59,613      $(59,284)      $    476

Exercise of stock options
  and warrants                       --            --           154             1           282            --            283

Net loss                             --            --            --            --            --        (1,631)        (1,631)
                               --------      --------      --------      --------      --------      --------       --------

BALANCE, JUNE 30, 2000               --            --        14,813      $    148      $ 59,895      $(60,915)      $   (872)



See notes to condensed consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                      Six Months ended
                                                                          June 30,
                                                               ---------------------------
                                                                2000                1999
                                                               -------             -------
CASH FLOWS FROM OPERATING ACTIVITES:
   Net loss                                                    $(1,631)            $  (792)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities:
   Depreciation and amortization                                   676               1,162
   Income from operations of discontinued
     businesses                                                     --                 777
 (Increase) decrease in current assets:
   Accounts receivable, net                                     (6,289)             (3,609)
   Costs and estimated earnings in excess
     of billings                                                   107                (647)
   Deposits with vendors                                        (5,893)             (4,522)
   Income taxes receivable                                       3,396                  --
   Prepaid and other current assets                                243                (316)
Increase in other assets                                           (36)                (21)
Increase (decrease) in current liabilities:
   Accounts payable                                              1,720              (3,519)
   Accrued and other liabilities                                  (890)                522
   Billings in excess of costs and estimated
     earnings                                                    2,504                 401
   Customer deposits                                             9,796               7,438
                                                               -------             -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
OF CONTINUING OPERATIONS                                         3,703              (3,126)
                                                               -------             -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
OF DISCONTINUED OPERATIONS                                         276              (4,538)
                                                               -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of marketable securities                                    --               8,500
   Purchase of property and equipment                             (832)               (888)
                                                               -------             -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
OF CONTINUING OPERATIONS                                          (832)              7,612
                                                               -------             -------
NET CASH PROVIDED BY INVESTING ACTIVITIES
OF DISCONTINUED OPERATIONS                                          --               2,792
                                                               -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on long-term debt                                    302                  --
   Proceeds from borrowings on loans payable                        --               4,910
   Repayment of long term debt                                    (362)               (321)
   Proceeds from exercise of stock options                         283                  --
                                                               -------             -------
NET CASH PROVIDED BY FINANCING ACTIVITIES OF
CONTINUING OPERATIONS                                              223               4,589
                                                               -------             -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        3,370               7,329
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   4,560               2,179
                                                               -------             -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 7,930             $ 9,508
                                                               =======             =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Income taxes                                              $    35             $   120
     Interest                                                  $   837             $   694
NON-CASH INVESTING & FINANCING ACTIVITIES:
Preferred stock dividends accrued                              $    --             $    90



See notes to condensed consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: CONSOLIDATION

The condensed consolidated financial statements of Hotelworks.com, Inc. and subsidiaries, formerly known as Hospitality Worldwide Services, Inc. (the "Company") and related notes thereto as of June 30, 2000 and for the three months and six months ended June 30, 2000 and 1999 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring adjustments. The condensed consolidated balance sheet information for December 31, 1999 was derived from the audited consolidated financial statements included in the Company's Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period.

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

                                                           Three Months ended    Six Months ended
                                                              June 30, 1999        June 30, 1999
                                                           ------------------    ----------------
Renovation Business:
     Revenues                                                    $  8,121             $ 20,164
     Income from operations, net of taxes                        $    187             $  1,165

Real Estate Investment and Asset Management Business:
     Revenues                                                    $    131             $    131
     Loss from operations, net of taxes                          $   (171)            $   (388)

Total Discontinued Operations:
     Revenues                                                    $  8,252             $ 20,295
     Income from operations, net of taxes                        $     16             $    777



The remaining assets and liabilities of the discontinued operations as of June 30, 2000 and December 31, 1999, as presented in the accompanying condensed consolidated balance sheets, are as follows (in thousands):


                                                               Real Estate
                                                           Investment & Asset         Hotel
June 30, 2000:                            Renovation           Management          Development             Total
                                          ----------       ------------------      -----------           --------
Accounts receivable                        $ 22,334             $     --             $     --            $ 22,334
Allowance for doubtful accounts             (20,404)                  --                   --             (20,404)
Accounts payable                             (2,571)                  --                   --              (2,571)
Accrued and other liabilities                (2,145)              (1,000)                  --              (3,145)
                                           --------             --------             --------            --------

Net current liabilities                      (2,786)              (1,000)                  --              (3,786)
                                           --------             --------             --------            --------

Property and equipment, net                      49                   --                   29                  78
Other assets                                     38                   --                   32                  70
                                           --------             --------             --------            --------

Net non-current assets                     $     87             $     --             $     61            $    148
                                           --------             --------             --------            --------



                                                               Real Estate
                                                           Investment & Asset         Hotel
December 31, 1999:                        Renovation           Management          Development              Total
                                          ----------       ------------------      -----------            --------
Accounts receivable                        $ 23,536             $     --             $     --             $ 23,536
Allowance for doubtful accounts             (20,904)                  --                   --              (20,904)
Prepaids and other current
  assets, net                                   753                   --                   --                  753
Accounts payable                             (3,428)                  --                   --               (3,428)
Accrued and other liabilities                (2,468)              (1,000)                 (31)              (3,499)
                                           --------             --------             --------             --------

Net current liabilities                      (2,511)              (1,000)                 (31)              (3,542)
                                           --------             --------             --------             --------

Property and equipment, net                      74                   --                   34                  108
Other assets                                     38                   --                   34                   72
                                           --------             --------             --------             --------

Net non-current assets                     $    112             $     --             $     68             $    180
                                           --------             --------             --------             --------


Net current liabilities of discontinued operations at June 30, 2000 and December 31, 1999, include renovation accounts receivable and costs and estimated earnings in excess of billings which include disputed change orders and estimated net claims, which involve negotiations with customers and in some cases has resulted or may result in additional litigation. The Company believes that it has established contractual or legal bases for pursuing recovery of disputed change orders and claims and it is management's intention to pursue these matters and litigate, if necessary, until a decision or settlement is reached. Disputed change orders and claims involve the use of estimates and it is reasonably possible that revisions to the estimated recoverable amounts could be made within the next year. The settlement of these amounts depends on individual circumstances and negotiations with the counter party, accordingly, the timing of the collection will vary and may extend beyond one year.

The Company anticipates ceasing the remaining renovation operations in 2000. However, the resolution date as to certain disputed receivables with customers related to specific renovation projects which have been substantially completed is uncertain. The Company anticipates disposing of its real estate investments, and concurrently ceasing the real estate asset management and advisory operations in 2000. The Company ceased its hotel development business in April 1999.

In May 2000, the Company entered into an agreement to restructure its involvement in the ING Joint Venture. As a result of the restructuring, the Company exchanged mutual releases with ING Realty Partners, its joint venture partner, which released the Company from future obligations to the joint venture. The principal asset of the ING Joint Venture is its ownership of the Radisson O'Hare (former Clarion Quality) Hotel in Chicago, Illinois. In 1999, the Company wrote off its investment in the ING Joint Venture, and as such this agreement did not have a material impact on the current year financial statements.

NOTE 3: COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a separate financial statement. Comprehensive income includes net income, as reported by the Company, plus other comprehensive income, which includes cumulative foreign translation adjustments and unrealized gains and losses on marketable securities that are available-for-sale. The differences between net income as reported and comprehensive income is immaterial for the three and six months ended June 30, 2000 and 1999.

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

                                                 Three Months Ended                          Six Months Ended
                                                      June 30,                                   June 30,
                                          -------------------------------             -------------------------------
                                             2000                  1999                  2000                  1999
                                          ---------             ---------             ---------             ---------
Sales to Customers:
   Purchasing                             $  44,596             $  74,433             $  88,114             $  43,883
   Reorder                                    2,968                 3,843                 7,547                 6,252
   Logistics                                  6,384                 9,350                11,780                20,282
   Corporate                                     --                    --                    --                    --
                                          ---------             ---------             ---------             ---------
                                          $  53,235             $  57,789             $  93,760             $ 114,648
Inter-segment Sales:
   Purchasing                             $      --             $      --             $      --             $      --
   Reorder                                      971                   846                 1,729                 2,326
   Logistics                                     --                    --                    --                    --
   Corporate                                     --                    --                    --                    --
                                          ---------             ---------             ---------             ---------
                                          $     971             $     846             $   1,729             $   2,326

Income (loss) from Operations:
   Purchasing                             $     446             $     780             $   1,069             $   1,359
   Reorder                                     (600)                 (745)               (1,086)               (1,447)
   Logistics                                    468                   427                   201                 1,490
   Corporate                                   (641)               (1,251)               (1,325)               (2,405)
                                          ---------             ---------             ---------             ---------
                                          $    (327)            $    (789)            $  (1,141)            $  (1,003)


The Company's revenue and assets principally relate to the United States operations, with immaterial amounts related to foreign operations.

For the three and six months ended June 30, 2000, one customer, a high-ranking government official of the United Arab Emirates, accounted for 11% and 10%, respectively, of the Company's revenues. For the three months ended June 30, 1999, two customers, a high-ranking government official of the United Arab Emirates and a major entertainment company, accounted for 14% and 13%, respectively, of the Company's revenues. For the six months ended June 30, 1999, no customers accounted for over 10% of the Company's revenues.

NOTE 5: EARNINGS PER SHARE

The following table reconciles the components of basic and diluted earnings per common share for income from continuing operations for the three and six months ended June 30, 2000 and 1999 (in thousands):

                                                  Three Months Ended                        Six Months Ended
                                                       June 30,                                 June 30,
                                            -----------------------------             -----------------------------
                                               2000                 1999                 2000                 1999
                                            --------             --------             --------             --------
Numerator:
   Loss from
   continuing operations                    $   (669)            $   (575)            $ (1,631)            $   (792)
   Preferred stock dividends                      --                  (45)                  --                  (90)
                                            --------             --------             --------             --------
     Loss available
     to common stockholders
     from continuing
     operations - Basic                         (669)                (620)              (1,631)                (882)
   Effect of dilutive securities
     Preferred stock dividends                    --                   45                   --                   90
                                            --------             --------             --------             --------
   Loss available to common
   stockholders from continuing
   operations - Diluted                     $   (669)            $   (575)            $ (1,631)            $   (792)
                                            ========             ========             ========             ========
Denominator:
   Weighted average common
   shares outstanding - Basic                 14,813               13,350               14,795               13,322
   Effect of dilutive securities
     Stock-based compensation plans              (a)                  (a)                  (a)                  (a)
     Convertible preferred stock                 (a)                  (a)                  (a)                  (a)
                                            --------             --------             --------             --------
   Weighted average common and
   common equivalent shares
   outstanding - Diluted                      14,813               13,350               14,795               13,322
                                            ========             ========             ========             ========


(a) antidilutive.

 ITEM 2.              HOTELWORKS.COM, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

THREE MONTHS ENDED JUNE 30, 2000 vs. THREE MONTHS ENDED JUNE 30, 1999

Revenues for the three months ended June 30, 2000 decreased to $53,235,000 as compared to $57,789,000 for the three months ended June 30, 1999. The decrease was concentrated in the logistics business where revenues were recorded in the second quarter of 1999 on a large one-time contract that did not repeat in 2000.

Cost of revenues for the quarter ended June 30, 2000 decreased to $49,384,000 as compared to $53,096,000 for the second quarter of 1999 primarily due to the lower revenues.

Gross profit for the second quarter of 2000 was $3,851,000 or 7.2% of revenues, compared to $4,693,000 or 8.1% of revenues for the same period last year. The drop in gross profit percent is mostly due to the purchasing and logistics businesses, where the sales mix tended toward lower margin contracts in the current quarter.

Selling, general and administrative ("S,G&A") expenses decreased from $5,482,000 in the three months ended June 30, 1999 to $4,178,000 in the current year's quarter. The decrease was primarily the result of the consolidation of offices accomplished in 1999 and the related reduction in administrative and corporate headcount. S,G&A expenses include $99,000 and $157,000 of goodwill amortization for the quarters ending June 30, 2000 and 1999, respectively. As a percent of revenue, S,G&A expenses declined from 9.5% in last year's second quarter to 7.8% in the current quarter.

The loss from operations for the quarter ended June 30, 2000 was $327,000 compared to a loss of $789,000 for the quarter ended June 30, 1999. The decrease in the loss was primarily due to the reduction in S,G&A expenses discussed above.

Interest income dropped in the current quarter due to a decrease in the level of investible funds. Interest and other expense decreased due to a decline in the level of interest bearing debt.

Due to the losses sustained in the three months ended June 30, 2000 and the lack of any additional carryback opportunity, no significant provision or benefit for income taxes was recorded. The amount recorded as a benefit in the second quarter of 1999 represents a current benefit for a carryback claim for federal, state and local income taxes.

Based on the above factors, the loss from continuing operations increased from a loss of $575,000 in the three months ended June 30, 1999 to a $669,000 loss in the current three month period. The basic loss per share was unchanged at $0.05 due to an increase in the weighted average common shares outstanding.

SIX MONTHS ENDED JUNE 30, 2000 vs. SIX MONTHS ENDED JUNE 30, 1999

Revenues for the six months ended June 30, 2000 totaled $93,760,000 compared to $114,648,000 for the six months ended June 30, 1999. The revenue decrease was concentrated in two business lines, logistics and purchasing. For logistics, significant revenue was recorded in the first six months of 1999 on a large one-time contract that did not repeat in 2000. For the purchasing business, the drop in revenue was partly the result of timing in shipments on projects where the Company acts as a principal. Projects that were expected to ship in the first half of 2000 were postponed until later in 2000. Additionally, shipments on several large contracts were concentrated in the first half of 1999.

Cost of revenues declined in the first six months of 2000 to $86,763,000 compared to $105,756,000 for the comparable period last year due primarily to lower revenues.

Gross profit for the first half of 2000 was $6,997,000 or 7.5% of revenues, compared to $8,892,000 or 7.8% of revenues.

Selling, general and administrative ("S,G&A") expenses decreased from $9,895,000 in the six months ended June 30, 1999 to $8,138,000 in the current year's first six months. The decrease was primarily the result of the consolidation of offices accomplished in 1999 and the related reduction in administrative and corporate headcount. S,G&A expenses include $199,000 and $313,000 of goodwill amortization for the six months periods ending June 30, 2000 and 1999, respectively. As a percent of revenue, S,G&A expenses have increased from 8.6% in the first six months last year to 8.7% in the first six months of the current year.

The loss from operations for the six months ended June 30, 2000 was $1,141,000 compared to a loss of $1,003,000 for the six months ended June 30, 1999. The increase in the loss in the current period was due to the factors cited above.

Interest income decreased in the current year due to a drop in investible funds. Interest and other expense was relatively stable between the periods.

Due to the losses sustained in the six months ended June 30, 2000 and the lack of any additional carryback opportunity, no significant provision or benefit for income taxes was recorded in 2000. The amount recorded as a benefit in the first six months of 1999 represents a current benefit for a carryback claim for federal, state and local income taxes.

Based on the above factors, the loss from continuing operations increased from a loss of $792,000 in the six months ended June 30, 1999 to a $1,631,000 loss in the current six month period. Basic loss per share from continuing operations increased from a $0.07 loss in last year's first six months to a loss of $0.11 in the current period.

The operating results associated with the discontinued operations reflect income of $777,000 in the six months ended June 30, 1999 primarily due to income earned by the renovation business.

                     HOTELWORKS.COM, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company was severely affected during 1999 by significant losses from continuing operations and discontinued operations. In addition, the Company's major debt and line of credit facilities are in default and the Company projects negative cash flows from operations in 2000. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

The Company's term loan and mortgage note payable were in default as of June 30, 2000 and the Company's unsecured line of credit facilities, which matured in September 1999, were not repaid and are currently in default (See Part II, Item 1, Legal Proceedings). Accordingly, all of these debt facilities are currently due and payable. The Company anticipates selling a warehouse facility, the proceeds of which will be used to repay the term loan and mortgage note payable. The Company is also involved in active, on-going negotiations with the banks that provided the line of credit facilities with respect to a refinancing of the facilities or an extension of the expiration date. There is no assurance that the Company will be able to successfully negotiate these facilities at terms favorable to the Company.

The Company's 2000 budget projects a net cash flow deficit from operations of approximately $1.4 million and cash requirements related to the development of its Internet web-based reorder system of approximately $1.9 million. The net cash flow deficit from operations for 2000 primarily relates to continued losses of the Parker Reorder business and corporate expenses. Management believes that given its working capital position (exclusive of short-term debt obligations) as of June 30, 2000 of $1.2 million, including anticipated tax refunds of approximately $500,000 relating to the Company's ability to carryback current year tax losses to prior years for federal, state and local tax purposes, their review of the on-going businesses' gross margins and related expenses, and their ability to defer certain capital expenditures and other current payment obligations, if necessary, that sufficient funds will be available to cover any operating cash flow deficits over the next twelve months, but will not be sufficient to repay the debt obligations of the Company which are currently in default. Accordingly, there is no assurance that the Company will have sufficient funds available to it to satisfy all of its obligations over the next twelve months.

Net cash provided by operating activities of continuing operations was $3,703,000 for the six months ended June 30, 2000 compared to net cash used of $3,126,000 for the six months ended June 30, 1999. In the current period, cash provided by an increase in customer deposits and billings in excess of costs exceeded cash used by an increase in accounts receivable and vendor deposits.

Net cash provided by operating activities of discontinued operations was $276,000 for the first six months of 2000 as compared to net cash used of $4,538,000 for the first six months of 1999.

Net cash used in investing activities of continuing operations for the six months ended June 30, 2000 was $832,000 compared to net cash provided of $7,612,000 for the six months ended June 30, 1999. The primary source of investing cash for the 1999 period was the sale of marketable securities.

For discontinued operations, net cash provided by investing activities for the current six months was $0, compared to net cash provided of $2,792,000 for the first six months of 1999. In 1999, the Company received a repayment of a mortgage receivable.

Net cash provided by financing activities of continuing operations was $223,000 for the six months ended June 30, 2000 as compared to net cash provided of $4,589,000 for the six months ended June 30, 1999. The primary financing source for 1999 was borrowings under the Company's lines of credit.

The American Stock Exchange ("Exchange") has advised the Company that it has fallen below the threshold requirements for listing on the Exchange. Representatives of the Company and the Exchange have met to discuss whether the Company will be able to satisfy those requirements or obtain a waiver of the requirements that it does not satisfy. The Exchange may then commence proceedings to delist the Company's securities. The Company will have an opportunity to oppose any such delisting through administrative procedures. If the Company's securities are delisted, its ability to raise capital and the liquidity of its securities would be adversely affected.

New Accounting Pronouncements

In March, 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 is not expected to have an impact on the Company's consolidated financial statements.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On April 19, 2000, Bank of America, N.A. filed an action against the Company in the Circuit Court of the County of St. Louis, State of Missouri, seeking to recover the unpaid principal of a promissory note, together with interest thereon and related costs, in the approximate aggregate amount of $6,000,000. The Company is negotiating a restructuring of its loan with Bank of America and has retained counsel to defend the action. If Bank of America obtains a judgment against the Company in the amount sought, the Company will not be able to satisfy the judgment.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         11 Computation of earnings per share (Incorporated herein by reference to Note 5 to the Company's Consolidated Financial Statements).

         27       Financial Data Schedule.

(b)      Reports on Form 8-K

         Form 8-K dated April 27, 2000, filed with the Commission on April 27, 2000, reporting item 4, Changes in Registrant's Certifying Accountant.

         Form 8-K dated June 26, 2000, filed with the Commission on June 30, 2000, reporting Item 4, Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HOTELWORKS.COM, INC.



                                    By: /s/ Douglas A. Parker
                                        ----------------------------------
                                        DOUGLAS A. PARKER
                                        PRESIDENT, CHIEF EXECUTIVE OFFICER
                                        AND DIRECTOR



                                    By: /s/ John F. Wilkens
                                        ----------------------------------
                                        JOHN F. WILKENS
                                        VICE PRESIDENT - TREASURER
                                        (PRINCIPAL FINANCIAL OFFICER, PRINCIPAL
                                        ACCOUNTING OFFICER)


Dated:  August 11, 2000