Form 10-Q
period 2000-09-30
HOTELWORKS COM INC
filed 2000-11-13
CIK 911434

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2000

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission File Number: 0-23054

                              HOTELWORKS.COM, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


           New York                                    11-3096379
----------------------------------         -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


 201 Alhambra Circle, Coral Gables, FL                           33134
--------------------------------------------------            -----------
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

                                 Yes [X] No [ ]

                       APPLICABLE ONLY TO CORPORATE ISSUER
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 14,812,867 as of November 6, 2000.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of September 30, 2000
               (unaudited) and December 31, 1999......................................................3

               Condensed Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999 (unaudited) and the nine months ended September 30, 2000 and 1999 (unaudited)...................................4

               Condensed Consolidated Statement of Stockholders' Equity
               for the nine months ended September 30, 2000 (unaudited)...............................5

               Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 (unaudited)...................................6

               Notes to Condensed Consolidated Financial Statements ...............................7-11

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations..............................................................................12-16

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk................................................................................16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................................17

Item 6.   Exhibits and Reports on Form 8-K...........................................................17

Signatures...........................................................................................18

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

                      HOTELWORKS.COM, INC. and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                     ASSETS
                                                                           September 30, 2000     December 31, 1999
                                                                           ------------------     -----------------
                                                                               Unaudited
Cash and cash equivalents                                                      $  5,583               $  4,560
Accounts receivable, less allowance for
  doubtful accounts of $1,755 and $1,743                                         41,989                 28,301
Costs and estimated earnings in excess of billings                                   85                    276
Deposits with vendors                                                            12,780                  7,051
Income taxes receivable                                                             511                  3,907
Prepaid and other current assets                                                    922                  1,187
                                                                               --------               --------
     Total current assets                                                        61,870                 45,282
                                                                               --------               --------

Property and equipment, net                                                       5,460                  5,195
Goodwill and other intangibles, net                                              10,738                 11,038
Other assets                                                                        138                     86
Non-current assets of discontinued
 operations                                                                         180                    180
                                                                               --------               --------
     Total other assets                                                          16,516                 16,499
                                                                               --------               --------
                                                                               $ 78,386               $ 61,781
                                                                               ========               ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt                                              $  2,662               $  2,902
Accounts payable                                                                 28,565                 21,248
Accrued and other liabilities                                                     5,536                  5,550
Billings in excess of costs and estimated earnings                                1,775                    142
Customer deposits                                                                20,925                 12,018
Loans payable                                                                     9,885                 15,835
Net current liabilities of discontinued
 operations                                                                       3,243                  3,542
                                                                               --------               --------
     Total current liabilities                                                   72,591                 61,237
Long-term debt                                                                    6,878                     68
                                                                               --------               --------
     Total liabilities                                                         $ 79,469               $ 61,305

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $.01 par value, $25 stated
  value, 5,000,000 shares authorized, none issued and outstanding                    --                     --
Common stock, $.01 par value, 50,000,000 shares authorized,
  14,812,867 and 14,659,067 shares issued and outstanding                           148                    147
Additional paid-in capital                                                       59,972                 59,613
Retained earnings (deficit)                                                     (61,203)               (59,284)
                                                                               --------               --------
     Total stockholders' equity                                                  (1,083)                   476
                                                                               --------               --------
                                                                               $ 78,386               $ 61,781
                                                                               ========               ========

See notes to condensed consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                    Unaudited

                                                      Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                   -----------------------     -----------------------
                                                      2000          1999          2000          1999
                                                   ---------     ---------     ---------     ---------
Revenues                                           $  64,254     $  52,840     $ 158,014     $ 165,339
Cost of revenues                                      60,425        51,536       147,188       154,799
                                                   ---------     ---------     ---------     ---------
    Gross profit                                       3,829         1,304        10,826        10,540
Selling, general and administrative
  expenses                                             3,717         7,579        11,855        17,589
Asset impairment charge                                   --         9,017            --         9,017
                                                   ---------     ---------     ---------     ---------
    Income (loss) from operations                        112       (15,292)       (1,029)      (16,066)

Other income (expense):
    Interest income                                       49            76           427           618
    Interest and other expenses                         (452)         (281)       (1,319)       (1,224)
                                                   ---------     ---------     ---------     ---------
    Loss from continuing operations                     (291)      (15,497)       (1,921)      (16,672)
    before provision for income taxes
(Benefit) provision for income taxes                      (3)          755            (2)          285
                                                   ---------     ---------     ---------     ---------
    Loss from continuing operations                     (288)      (16,252)       (1,919)      (16,957)

Discontinued operations:
    Loss from discontinued operations                     --       (20,045)           --       (19,355)
    Loss on disposal of discontinued operations           --       (11,060)           --       (11,060)
                                                   ---------     ---------     ---------     ---------
                                                          --       (31,105)           --       (30,415)
                                                   ---------     ---------     ---------     ---------
    Net loss                                       $    (288)    $ (47,357)    $  (1,919)    $ (47,372)
                                                   =========     =========     =========     =========

Basic earnings per common share:
    Loss from continuing operations                $   (0.02)    $   (1.22)    $   (0.13)    $   (1.28)
    Discontinued operations:
      Loss from discontinued operations                   --         (1.50)           --         (1.45)
      Loss on disposal                                    --         (0.83)           --         (0.83)
                                                   ---------     ---------     ---------     ---------
    Net loss                                       $   (0.02)    $   (3.55)    $   (0.13)    $   (3.56)
                                                   =========     =========     =========     =========

Diluted earnings per common share:
    Loss from continuing operations                $   (0.02)    $   (1.22)    $   (0.13)    $   (1.28)
    Discontinued operations:
      Loss from discontinued operations                   --         (1.50)           --         (1.45)
      Loss on disposal                                    --         (0.83)           --         (0.83)
                                                   ---------     ---------     ---------     ---------
    Net loss                                       $   (0.02)    $   (3.55)    $   (0.13)    $   (3.56)
                                                   =========     =========     =========     =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                   14,813        13,353        14,801        13,332
                                                   =========     =========     =========     =========


See notes to condensed consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (in thousands)
                                    Unaudited

                                        Preferred Stock             Common Stock
                                    --------------------       ----------------------        Addt'l      Retained        Total
                                    Number of     Stated       Number of        Par         Paid in      Earnings     Stockholders'
                                    Shares        Value         Shares         Value        Capital      (Deficit)       Equity
                                    ---------     ------       ---------      --------      --------     ---------    -------------
BALANCE, JANUARY 1, 2000               --          --            14,659       $    147       $ 59,613     $(59,284)     $    476

Exercise of stock options
  and warrants                         --          --               154              1            309           --           310

Options issued for services            --          --                --             --             50           --            50

Net loss                               --          --                --             --             --       (1,919)       (1,919)
                                      ---         ---           -------       --------       --------     --------      --------

BALANCE, SEPTEMBER 30, 2000            --          --            14,813       $    148       $ 59,972     $(61,203)     $ (1,083)
                                      ===         ===           =======       ========       ========     ========      ========


See notes to condensed consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                          Nine Months ended
                                                            September 30,
                                                       ----------------------
                                                         2000         1999
                                                       --------     --------
CASH FLOWS FROM OPERATING ACTIVITES:
   Net loss                                            $ (1,919)    $(47,372)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities of continuing operations:
   Depreciation and amortization                          1,100        1,092
   Deferred income tax provision                             --        4,535
   Loss from discontinued operations                         --       19,355
   Loss on disposal of discontinued operations               --       11,060
   Asset impairment charge                                   --        9,017
 (Increase) decrease in current assets:
   Accounts receivable, net                             (13,688)       4,281
   Costs and estimated earnings in excess
     of billings                                            191           91
   Deposits with vendors                                 (5,729)      (6,508)
   Income taxes receivable                                3,396       (4,250)
   Prepaid and other current assets                         265          (74)
(Increase) decrease in other assets                         (52)         274
 Increase (decrease) in current liabilities:
   Accounts payable                                       7,317       (1,977)
   Accrued and other liabilities                            (14)        (669)
   Billings in excess of costs and estimated
     earnings                                             1,633           28
   Customer deposits                                      8,907        4,648
   Income taxes payable                                      --         (176)
                                                       --------     --------
NET CASH PROVIDED BY USED IN OPERATING ACTIVITIES
OF CONTINUING OPERATIONS                                  1,407       (6,645)
                                                       --------     --------
NET CASH USED IN OPERATING ACTIVITIES
OF DISCONTINUED OPERATIONS                                 (299)      (3,543)
                                                       --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of marketable securities                             --        8,500
   Purchase of property and equipment                    (1,014)        (599)
                                                       --------     --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
OF CONTINUING OPERATIONS                                 (1,014)       7,901
                                                       --------     --------
NET CASH PROVIDED BY INVESTING ACTIVITIES
OF DISCONTINUED OPERATIONS                                   --        2,750
                                                       --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on long-term debt                           7,102           --
   Borrowings on loans payable                               --        4,910
   Repayment of loans payable                            (5,950)          --
   Repayment of long term debt                             (533)        (492)
   Payment of preferred stock dividends                      --         (270)
   Proceeds from exercise of stock options                  310           72
                                                       --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES OF
CONTINUING OPERATIONS                                       929        4,220
                                                       --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 1,023        4,683
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            4,560        2,179
                                                       --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  5,583     $  6,862
                                                       ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Income taxes                                      $     73     $    162
     Interest                                          $  1,281     $  1,017
NON-CASH INVESTING & FINANCING ACTIVITIES:
Preferred stock dividends accrued                      $     --     $    135


See notes to condensed consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: CONSOLIDATION

The condensed consolidated financial statements of Hotelworks.com, Inc. and subsidiaries, formerly known as Hospitality Worldwide Services, Inc. (the "Company") and related notes thereto as of September 30, 2000 and for the three months and nine months ended September 30, 2000 and 1999 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring adjustments. The condensed consolidated balance sheet information for December 31, 1999 was derived from the audited consolidated financial statements included in the Company's Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period.

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

                                                          Three Months ended        Nine Months ended
                                                          September 30, 1999        September 30, 1999
                                                          ------------------        ------------------
Renovation Business:

     Revenues                                                  $  1,751                 $ 23,594
     Loss from operations, net of taxes                         (19,379)                 (18,148)
     Loss on disposal, net of taxes                              (5,497)                  (5,497)

Real Estate Investment and Asset Management Business:

     Revenues                                                        --                       78
     Loss from operations, net of taxes                            (666)                  (1,207)
     Loss on disposal, net of taxes                              (4,410)                  (4,410)

Hotel Development Business:

     Revenues                                                        --                       --
     Loss from operations, net of taxes                              --                       --
     Loss on disposal, net of taxes                              (1,153)                  (1,153)

Total Discontinued Operations:

     Revenues                                                     1,751                   23,672
     Loss from operations, net of taxes                         (20,045)                 (19,355)
     Loss on disposal, net of taxes                             (11,060)                 (11,060)


The remaining assets and liabilities of the discontinued operations as of September 30, 2000 and December 31, 1999, as presented in the accompanying condensed consolidated balance sheets, are as follows (in thousands):

                                                           Real Estate
                                                       Investment & Asset          Hotel
September 30, 2000:                    Renovation          Management           Development          Total
                                       ----------      ------------------       -----------        --------
Accounts receivable                    $ 22,362             $     --             $     --          $ 22,362
Allowance for doubtful accounts         (20,404)                  --                   --           (20,404)
Accounts payable                         (2,662)                  --                   --            (2,662)
Accrued and other liabilities            (1,539)              (1,000)                  --            (2,539)
                                       --------             --------             --------          --------

Net current liabilities                $ (2,243)            $ (1,000)            $     --          $ (3,243)
                                       --------             --------             --------          --------

Property and equipment, net            $     43             $     --             $     27          $     70
Other assets                                 78                   --                   32               110
                                       --------             --------             --------          --------

Net non-current assets                 $    121             $     --             $     59          $    180
                                       ========             ========             ========          ========

                                                           Real Estate
                                                       Investment & Asset          Hotel
December 31, 1999:                     Renovation          Management           Development        Total
                                       ----------      ------------------       -----------        --------

Accounts receivable                    $ 23,536             $     --             $     --         $ 23,536
Allowance for doubtful accounts         (20,904)                  --                   --          (20,904)
Prepaids and other current
  assets, net                               753                   --                   --              753
Accounts payable                         (3,428)                  --                   --           (3,428)
Accrued and other liabilities            (2,468)              (1,000)                 (31)          (3,499)
                                       --------             --------             --------         --------

Net current liabilities                $ (2,511)            $ (1,000)            $    (31)        $ (3,542)
                                       --------             --------             --------         --------

Property and equipment, net            $     74             $     --             $     34         $    108
Other assets                                 38                   --                   34               72
                                       --------             --------             --------         --------

Net non-current assets                 $    112             $     --             $     68         $    180
                                       ========             ========             ========         ========

Net current liabilities of discontinued operations at September 30, 2000 and December 31, 1999, include renovation accounts receivable and costs and estimated earnings in excess of billings which include disputed change orders and estimated net claims, which involve negotiations with customers and in some cases has resulted or may result in additional litigation. The Company believes that it has established contractual or legal bases for pursuing recovery of disputed change orders and claims and it is management's intention to pursue these matters and litigate, if necessary, until a decision or settlement is reached. Disputed change orders and claims involve the use of estimates and it is reasonably possible that revisions to the estimated recoverable amounts could be made within the next year. The settlement of these amounts depends on individual circumstances and negotiations with the counter party, accordingly, the timing of the collection will vary and may extend beyond one year.

The Company ceased the remaining renovation operations in 2000. However, the resolution date as to certain disputed receivables with customers related to specific renovation projects which have been substantially completed is uncertain. The Company disposed of its real estate investments, and ceased the real estate asset management and advisory operations in 2000. The Company ceased its hotel development business in April 1999.

In May 2000, the Company entered into an agreement to restructure its involvement in the ING Joint Venture. As a result of the restructuring, the Company exchanged mutual releases with ING Realty Partners, its joint venture partner, which released the Company from future obligations to the joint venture. The principal asset of the ING Joint Venture is its ownership of the Radisson O'Hare (former Clarion Quality) Hotel in Chicago, Illinois. In 1999, the Company wrote-off its investment in the ING Joint Venture, and as such this agreement did not have a material impact on the current period financial statements.

In October, 2000, the Company entered into an agreement to restructure its involvement in the Apollo Joint Venture. As a result of the restructuring, the Company exchanged mutual releases with Apollo Real Estate Advisors II, L.P., its joint venture partner, which released the Company from future obligations to the joint venture. The principal assets of the Apollo Joint Venture are its ownership of the Warwick Hotel in Philadelphia, Pennsylvania and the Historic Inn in Richmond, Virginia. In conjunction with this agreement, the Company issued 100,000 unregistered shares of its Common Stock to its former joint venture partner, warrants formerly issued to the joint venture partner were returned to the Company and cancelled, and the Company received payment on its remaining receivables with the properties. In 1999, the Company wrote-off its investment in the Apollo Joint Venture, and as such, this agreement did not have a material impact on the current period financial statements.

NOTE 3:  BANK REFINANCING

In September, 2000, the Company's wholly-owned subsidiary, Bekins Distribution Services, Inc. ("Bekins") executed an Amended and Restated Loan Agreement with Bank of America, N.A. whereby the proceeds were primarily used to pay-off the Company's defaulted unsecured line of credit. The new facility consists of a three-year overadvance term loan in the amount of $5,300,000 and a three-year revolving note in the amount of $1,500,000. Both facilities are secured by the assets and stock of Bekins, and bear interest at the bank's prime rate for the first eighteen months, subject to quarterly rate increases thereafter based on outstanding balances. In conjunction with this Agreement, Bank of America, N.A. dismissed its legal action against the Company. Additionally, the Company's term loan and mortgage note payable with Bank of America, N.A., which were in default, have been restructured to eliminate their default status.

NOTE 4:  NEW ACCOUNTING PRONOUNCEMENT

In March, 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 5:  OPERATING SEGMENTS

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

                                     Three Months Ended          Nine Months Ended
                                        September 30,              September 30,
                                  -----------------------     -----------------------
                                     2000          1999          2000          1999
                                  ---------     ---------     ---------     ---------
Sales to Customers:
   Purchasing                     $  42,166     $ 129,665     $ 130,280     $  55,232
   Reorder                            1,664         4,230         9,211        10,482
   Logistics                          7,358         6,444        19,138        24,577
   Corporate                             --            --            --            --
                                  ---------     ---------     ---------     ---------
                                  $  64,254     $  52,840     $ 158,014     $ 165,339

Inter-segment Sales:
   Purchasing                     $      --     $      --            --     $      --
   Reorder                               --            --            --            --
   Logistics                          2,471         1,960         4,200         4,286
   Corporate                             --            --            --            --
                                  ---------     ---------     ---------     ---------
                                  $   2,471     $   1,960     $   4,200     $   4,286

Income (loss) from Operations:
   Purchasing                     $     504     $  (2,332)    $   1,573     $    (753)
   Reorder                             (526)       (9,870)       (1,612)      (11,317)
   Logistics                            694            85           895         1,365
   Corporate                           (560)       (3,175)       (1,885)       (5,361)
                                  ---------     ---------     ---------     ---------
                                  $     112     $ (15,292)    $  (1,029)    $ (16,066)

The Company's revenues and assets principally relate to the United States operations, with immaterial amounts related to foreign operations.

For the three months ended September 30, 2000, one customer, a lodging and hotel development company, accounted for 20% of the Company's revenues. For the nine months ended September 30, 2000 and for the three and nine months ended September 30, 1999, no customers accounted for over 10% of the Company's revenues.

NOTE 6:  EARNINGS PER SHARE

The following table reconciles the components of basic and diluted earnings per common share for income from continuing operations for the three and nine months ended September 30, 2000 and 1999 (in thousands):

                                                       Three Months Ended        Nine Months Ended
                                                          September 30,            September 30,
                                                     ---------------------     ---------------------
                                                       2000         1999         2000         1999
                                                     --------     --------     --------     --------
Numerator:
   Loss from
   continuing operations                             $   (288)    $(16,252)    $ (1,919)    $(16,957)
   Preferred stock dividends                               --          (45)          --         (135)
                                                     --------     --------     --------     --------
     Loss available
     to common stockholders
     from continuing
     operations - Basic                              $   (288)     (16,297)      (1,919)     (17,092)
   Effect of dilutive securities
     Preferred stock dividends                             --           45           --          135
                                                     --------     --------     --------     --------
   Loss available to common
   stockholders from continuing
   operations - Diluted                              $   (288)    $(16,252)    $ (1,919)    $(16,957)
                                                     ========     ========     ========     ========
Denominator:
   Weighted average common
   shares outstanding - Basic                          14,813       13,353       14,801       13,332
   Effect of dilutive securities
     Stock-based compensation
     plans                                                (a)          (a)          (a)          (a)
     Convertible preferred stock                           --          (a)           --          (a)
                                                     --------     --------     --------     --------
   Weighted average common and
   common equivalent shares
   outstanding - Diluted                               14,813       13,353       14,801       13,332
                                                     ========     ========     ========     ========
Basic earnings per common share from continued
operations                                           $  (0.02)    $  (1.22)    $  (0.13)    $  (1.28)
                                                     ========     ========     ========     ========
Diluted earnings per common share from continuing
operations                                           $  (0.02)    $  (1.22)    $  (0.13)    $  (1.28)
                                                     ========     ========     ========     ========

(a)      antidilutive.


NOTE 7:  WEB SITE DEVELOPMENT

The Emerging Issues Task Force ("EITF") recently issued EITF Issue No. 00-2, Accounting for Web Site Development Costs, in which the Task Force specified the types of costs that should be capitalized and those that should be expensed relating to web site development costs. The EITF is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000, including costs incurred for projects in process as of the beginning of the quarter in which the new rules are adopted, with earlier application encouraged. In connection with the early adoption of this EITF, the Company capitalized $217,045 of web site development costs for the period ended September 30, 2000. The Company will amortize the web site development costs over 3 years, which will commence when the web site begins full operation.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 vs. THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues for the three months ended September 30, 2000 increased to $64,254,000 as compared to $52,840,000 for the three months ended September 30, 1999. The increase was concentrated in the purchasing business where several large contracts were shipped in the current quarter.

Cost of revenues for the quarter ended September 30, 2000 increased to $60,425,000 as compared to $51,536,000 for the second quarter of 1999 primarily due to the higher revenues.

Gross profit for the third quarter of 2000 was $3,829,000 or 6.0% of revenues, compared to $1,304,000 or 2.5% of revenues for the same period last year. The increase in gross profit percentage is mostly due to the purchasing and logistics businesses, where the sales mix tended toward higher margin contracts in the current quarter.

Selling, general and administrative ("S,G&A") expenses decreased from $7,579,000 in the three months ended September 30, 1999 to $3,717,000 in the current year's quarter. The decrease was primarily the result of the consolidation of offices accomplished in 1999 and the related reduction in administrative and corporate headcount. Further, in the prior year quarter, the Company increased their reserves against certain receivables. S,G&A expenses include $100,000 and $99,000 of goodwill amortization for the quarters ended September 30, 2000 and 1999, respectively. As a percent of revenue, S,G&A expenses declined from 14.3% in last year's third quarter to 5.8% in the current quarter.

An asset impairment charge of $9,017,000 was recorded in the quarter ended September 30, 1999 as the Company made a determination that the Parker Reorder proprietary software product, Parker FIRST, would not provide future long term benefits to the Company based on the repositioning of the Company's core businesses. Additionally, the Company determined that the goodwill and other intangibles associated with the acquisition of Parker Reorder Online in 1997 was closely related to the Parker FIRST system and was considered an impaired asset, as well. Together, these assets were written-off at their net book value of $9,017,000 at September 30, 1999.

Income from operations for the quarter ended September 30, 2000 was $112,000 as compared to a loss from operations of $15,292,000 for the quarter ended September 30, 1999. The improvement was primarily due to the improvement in gross profit, the drop in S,G&A expenses and the asset impairment charge recorded in 1999.

Interest income dropped in the current quarter due to a drop in the level of invested funds. Interest and other expenses increased primarily as a result of a rise in interest rates on the Company's variable rate debt.

Due to the losses sustained in the three months ended September 30, 2000 and the lack of any additional carryback opportunity, no significant provision or benefit for income taxes was recorded. The amount recorded as a provision in the third quarter of 1999 is comprised of a current benefit of a carryback claim based on estimated taxable losses for 1999, net of estimated alternative minimum taxes payable, offset by a valuation allowance against previously recorded deferred tax assets and the benefit recorded in prior quarters.

As a result of the above, the loss from continuing operations decreased from a loss of $16,252,000 in the three months ended September 30, 1999 to a loss of $288,000 in the current three month period.

The discontinued operations reflect the operating results associated with the Company's renovation, real estate investment and asset management, and hotel development businesses, as well as their estimated losses on disposal. As part of a strategic initiative announced in September 1999 to reposition the core supply and distribution businesses, the Company discontinued these non-core businesses.

The operating results associated with the discontinued operations were a loss of $20,045,000 for the three months ended September 30, 1999. The loss includes additional provisions on contract receivables relating to the renovation business of approximately $17.0 million for substantially complete renovation projects which have not yet been closed out with customers, and the write-off of certain real estate investments and receivables of approximately $500,000 relating to the real estate investment and asset management business.

The loss on disposal of discontinued operations for the three months ended September 30, 1999 was $11,060,000. The loss included the write-off of goodwill of approximately $5.0 million and anticipated operating losses during the phase-out period of $490,000 relating to the renovation business; the write-off of goodwill of $450,000 and anticipated write-downs and reserves in connection with the disposal of the real estate investments of approximately $3.9 million relating to the real estate investment and asset management business; and additional write-downs of approximately $1.1 million on certain real estate development projects relating to the hotel development business.

NINE MONTHS ENDED SEPTEMBER 30, 2000 vs. NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues for the nine months ended September 30, 2000 totaled $158,014,000 compared to $165,339,000 for the nine months ended September 30, 1999. The revenue decrease was concentrated in the logistics business where significant revenues were recorded in the first nine months of 1999 on a large one-time contract that did not repeat in 2000.

Cost of revenues declined in the first nine months of 2000 to $147,188,000 compared to $154,799,000 for the comparable period last year due primarily to lower revenues.

Gross profit for the nine months ended September 30, 2000 was $10,826,000 or 6.9% of revenues, compared to $10,540,000 or 6.4% of revenues for the same period last year.

Selling, general and administrative ("S,G&A") expenses decreased from $17,589,000 in the nine months ended September 30, 1999 to $11,855,000 in the current year's first nine months. The decrease was primarily the result of the consolidation of offices accomplished in 1999 and the related reduction in administrative and corporate headcount. Further, in the nine months ended September 30, 1999, the Company increased its reserves against certain receivables. S,G&A expenses include $300,000 and $470,000 of goodwill amortization for the nine months periods ending Sept 30, 2000 and 1999, respectively. As a percent of revenue, S,G&A expenses have decreased from 10.6% in the first nine months last year to 7.5% in the first nine months of the current year.

An asset impairment charge of $9,017,000 was recorded in the nine months ended September 30, 1999 as the Company made a determination that the Parker Reorder proprietary software product, Parker FIRST, would not provide future long term benefits to the Company based on the repositioning of the Company's core businesses. Additionally, the Company determined that the goodwill and other intangibles associated with the acquisition of Parker Reorder Online in 1997 was closely related to the Parker FIRST system and was considered an impaired asset, as well. Together, these assets were written-off at their net book value of $9,017,000 at September 30, 1999.

The loss from operations for the nine months ended September 30, 2000 was $1,029,000 compared to a loss of $16,066,000 for the nine months ended September 30, 1999. The improvement was primarily due to the drop in S,G&A expenses discussed earlier and the asset impairment charge recorded in 1999.

Interest income decreased in the current year due to a drop in invested funds. Interest and other expenses were relatively stable between the periods.

Due to the losses sustained in the nine months ended Sept 30, 2000 and the lack of any additional carryback opportunity, no significant provision or benefit for income taxes was recorded in 2000. The amount recorded as a provision in the nine months ended September 30, 1999 is comprised of a current benefit of a carryback claim for income taxes based on estimated taxable losses for 1999, net of estimated alternative minimum taxes payable, offset by a valuation allowance against previously recorded deferred tax assets.

As a result of the above factors, the loss from continuing operations decreased from $16,957,000 in the nine months ended September 30, 1999 to a loss of $1,919,000 in the nine months ended September 30, 2000.

The discontinued operations reflect the operating results associated with the Company's renovation, real estate investment and asset management, and hotel development businesses, as well as their estimated losses on disposal. As part of a strategic initiative announced in September, 1999 to reposition the core supply and distribution businesses, the Company discontinued these non-core businesses.

The operating results associated with the discontinued operations were a loss of $19,355,000 for the nine months ended September 30, 1999. The loss includes additional provisions on contract receivables relating to the renovation business of approximately $17.0 million for substantially complete renovation projects which have not yet been closed out with customers, and the write-off of certain real estate investments and receivables of approximately $500,000 relating to the real estate investment and asset management business.

The loss on disposal of discontinued operations for the nine months ended September 30, 1999 was $11,060,000. The loss includes write-off of goodwill of approximately $5.0 million and anticipated operating losses during the phase-out period of $490,000 relating to the renovation business; the write-off of goodwill of $450,000 and anticipated write-downs and reserves in connection with the disposal of the real estate investments of approximately $3.9 million relating to the real estate investment and asset management business; and additional write-downs of approximately $1.1 million on certain real estate development projects relating to the hotel development business.

                     HOTELWORKS.COM, INC., AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company was severely affected during 1999 by significant losses from continuing operations and discontinued operations. In addition, the Company's remaining line of credit facility is in default and the Company projects negative cash flows from operations in 2000. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

In September, 2000, the Company's wholly-owned subsidiary, Bekins Distribution Services, Inc. ("Bekins") executed an Amended and Restated Loan Agreement with Bank of America, N.A. whereby the proceeds were primarily used to pay-off the Company's defaulted unsecured line of credit. As part of this Agreement, Bekins also restructured its term loan and mortgage note payable with Bank of America, N.A. to eliminate their default status. The new facilities replacing the defaulted line of credit have a three year maturity with quarterly repayments of $75,000 commencing after payoff of the term loan and mortgage note, with a balloon payment due in September, 2003. The new facilities are secured by the assets and stock of Bekins and bear interest at the bank's prime rate for the first eighteen months, subject to quarterly rate increases thereafter based on outstanding balances. The term loan and mortgage have a maturity of April 1, 2001, when the remaining principal balances are due. The Company anticipates selling a warehouse facility, the proceeds of which will be used to repay the term loan and mortgage note payable. The Company's unsecured line of credit facility with HSBC Bank is currently in default. Accordingly, the HSBC debt facility is currently due and payable. The Company is also involved in active, on-going negotiations with HSBC Bank with respect to a refinancing of the facility or an extension of the expiration date. There is no assurance that the Company will be able to successfully negotiate this facility at terms favorable to the Company or that HSBC will not demand payment.

The Company's 2000 budget projects a net cash flow deficit from operations of approximately $1.4 million and cash requirements related to the development of its Internet web-based reorder system of approximately $1.9 million. The net cash flow deficit from operations for 2000 primarily relates to continued losses of the Parker Reorder business and corporate expenses. Management believes that given its working capital position (exclusive of short-term debt obligations) as of September 30, 2000 of $1.8 million, including anticipated tax refunds of approximately $500,000 relating to the Company's ability to carryback current year tax losses to prior years for state and local tax purposes, its review of the on-going businesses' gross margins and related expenses, and its ability to defer certain capital expenditures and other current payment obligations, if necessary, that sufficient funds will be available to cover any operating cash flow deficits over the next twelve months, but will not be sufficient to repay the debt obligation of the Company which is currently in default and under renegotiation. Accordingly, there is no assurance that the Company will have sufficient funds available to it to satisfy all of its obligations over the next twelve months.

Net cash provided by operating activities of continuing operations was $1,407,000 for the nine months ended September 30, 2000 compared to net cash used of $6,645,000 for the nine months ended September 30, 1999. In the current period, operating cash was primarily provided by increases in customer deposits and accounts payable and the receipt of a tax refund totalling $19,620,000 exceeding cash used primarily by increases in accounts receivable and vendor deposits totalling $19,417,000.

Net cash used by operating activities of discontinued operations was $299,000 for the first nine months of 2000 as compared to net cash used of $3,543,000 for the first nine months of 1999.

Net cash used in investing activities of continuing operations for the nine months ended September 30, 2000 was $1,014,000 attributable to purchases of property and equipment as compared to net cash provided of $7,901,000 for the nine months ended September 30, 1999. The primary source of investing cash for the 1999 period was the sale of marketable securities.

For discontinued operations, net cash provided by investing activities for the current nine months was $0, compared to net cash provided of $2,750,000 for the first nine months of 1999. In 1999, the Company received a repayment of a mortgage receivable.

Net cash provided by financing activities of continuing operations was $929,000 for the nine months ended September 30, 2000 due primarily to additional borrowings in conjunction with the Bank of America refinancing, as compared to net cash provided of $4,220,000 for the nine months ended September 30, 1999. The primary financing source for 1999 was borrowings under the Company's lines of credit.

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

New Accounting Pronouncement

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although the Company does maintain offices outside the United States and does conduct certain transactions in foreign currencies, the Company does not believe that it has material exposure to risks associated with foreign currency fluctuations related to its operations given the terms of its contracts with customers. The Company does not use derivative financial instruments in its operations. The Company does have exposure to market risks associated with changes in interest rates given that the Company does maintain a line of credit and long-term debt facilities which have variable interest rates.

PART II  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On April 19, 2000, Bank of America, N.A. filed an action against the Company in the Circuit Court of the County of St. Louis, State of Missouri, seeking to recover the unpaid principal of a promissory note, together with interest thereon and related costs, in the approximate aggregate amount of $6,000,000. In conjunction with the refinancing agreement signed in September, 2000 (see Note
3), Bank of America, N.A. dismissed its legal action against the Company.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         11 Computation of earnings per share (Incorporated herein by reference to Note 6 to the Company's Consolidated Financial Statements).

         10.28 Second Amended and Restated Loan Agreement between Bank of America, N.A. and Bekins Distribution Services Co., Inc. dated September 1, 2000.

         10.29 Overadvance Term Note by Bekins Distribution Services Co., Inc. in favor of Bank of America, N.A. dated September 1, 2000.

         10.30 Revolving Note by Bekins Distribution Services Co., Inc. in favor of Bank of America, N.A. dated September 1, 2000.

         27       Financial Data Schedule.

(b)      Reports on Form 8-K

            Form 8-K dated September 1, 2000, filed with the Commission on September 8, 2000 reporting Item 5, Other Events and Item 7, Financial Statements, Proforma Financial Information and Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HOTELWORKS.COM, INC.

                                       By: /s/ DOUGLAS A. PARKER
                                         -----------------------------------
                                         DOUGLAS A. PARKER
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER
                                         AND DIRECTOR


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

Dated:  November 10, 2000