Form 10-K
period 2000-12-31
HOTELWORKS COM INC
filed 2001-06-21
CIK 911434

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the transition period from  _______________  to _________________

                         Commission file number 1-13381

                              HOTELWORKS.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEW YORK                                          11-3096379
---------------------------------                        -------------------
 State or other jurisdiction of                             (IRS Employer
  incorporation or organization                          Identification No.)

201 ALHAMBRA CIRCLE, CORAL GABLES, FL                               33134
----------------------------------------                          ----------
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

                                 [ ] YES [X] NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock, $.01 par value per share (the "Common Stock"), held by non-affiliates of the Registrant as of June 18, 2001 (based upon the last sale price for the Common Stock on the American Stock Exchange) was approximately $4,924,727.

         The number of shares of Common Stock outstanding as of June 18, 2001 was 15,112,867.

                SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER
                  THE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements in this Annual Report on Form 10-K. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. When used in the Annual Report on Form 10-K, the words "estimate," "anticipate," "expect," "believe," and similar expressions are intended to identify forward-looking statements. Such statements, including without limitation, those relating to our future business, prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they may appear in this document or in other statements attributable to us, involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following factors:

GOING CONCERN

         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company was severely affected in 1999 and 2000 by significant losses from continuing operations and discontinued operations, which has resulted in a significant deterioration of the stockholders' equity of the Company from $58.4 million at December 31, 1998 to $0.5 million at December 31, 1999 to a capital deficit of $1.8 million at December 31, 2000. In addition, the Company has a working capital deficiency and significant litigation. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Although management has taken measures intended to positively impact profit and cash flow, there can be no assurance that the measures taken will allow the Company to achieve profitability or maintain positive cash flows.

RISKS OF FINANCIAL LEVERAGE

         Our long-term debt, including current portion, was approximately $18.0 million as of December 31, 2000, which is significant in relation to our total capitalization. While we believe that we will be able to service our debt, there can be no assurance to that effect. The degree to which we are leveraged could affect our ability to service our indebtedness, make capital expenditures, respond to market conditions and extraordinary capital needs, take advantage of certain business opportunities or obtain additional financing. Unexpected declines in our future business, or the inability to obtain additional financing on terms acceptable to us, if required, could impair our ability to meet our debt service obligations or fund acquisitions and therefore, could have material adverse effect on our business and future prospects.

LIMITATIONS ON CAPITAL RAISING FUNCTIONS;STOCK LIQUIDITY ISSUES

         The Company has been notified that it has fallen below the continued listing requirements of the American Stock Exchange ("AMEX"). Also, on April 20, 2001, the AMEX halted trading of the Company's common stock because the Company had failed to file its Form 10-K for the period ended December 31, 2000.

         Until the trading halt on the Company's common stock is lifted, there is no public liquidity in the Company's common stock. As a result of falling below the listing requirements, the AMEX may move to delist the common stock and if the common stock is delisted, the Company's ability to raise capital and its liquidity would be adversely affected. If the Company's common stock is delisted, the Company will likely apply to have its stock traded over-the-counter, more commonly known as the OTC market. OTC transactions involve risks in addition to those associated with transactions in securities traded on an exchange. Many OTC stocks trade less frequently and in smaller volume than exchange-listed stocks and the values of these stocks may be more volatile than exchange-listed stocks. If the Company's stock is traded in the OTC market and a market maker sponsors the Company, the Company may have the price of its stock electronically displayed on the OTC Bulletin Board, or OTCBB.

However, if the Company lacks sufficient market maker support for display on the OTCBB, it must have its price published by the National Quotations Bureau LLP in a paper publication known as the "Pink Sheets". The marketability of the Company's stock will be even more limited if its price must be published on the "Pink Sheets".

         In addition, the financial statements included in this Form 10-K do not meet all of the requirements under the rules and regulations of the Securities and Exchange Act of 1934, as amended, because our predecessor auditor has declined to accept the engagement to reissue their opinion on our 1998 and 1999 financial statements included in this Form 10-K. As a result, we are currently restricted from filing registration statements with the Securities and Exchange Commission, which adversely affects our liquidity and our ability to raise capital.

SUPPLIER RELATIONSHIPS

         The Company's purchasing arrangements with suppliers of hospitality-related products are by purchase order and terminable at will by either party. There can be no assurance that any of the Company's supplier relationships will not be terminated in the future. While the Company has been able to obtain products on a timely basis in the past, the Company is subject to the risk that it will be unable to purchase sufficient products to meet its clients' requirements. Any shortages or delays in obtaining these products could have a material adverse effect on the Company.

RISKS RELATED TO INTANGIBLE ASSETS

         As of December 31, 2000, intangible assets totaled approximately 16% of our total assets. For the year ended December 31, 1999, the Company recorded an asset impairment charge of approximately $9.3 million. At December 31, 2000, we did not consider any of the unamortized balance of intangible assets to be impaired. Any future determination, based on reevaluation of the underlying facts and circumstances, that a significant impairment has occurred would require the write-off of the impaired portion of un-amortized intangible assets, which could have a material effect on our business and results of operations.

RISK ASSOCIATED WITH COLLECTION OF ACCOUNTS RECEIVABLE

         The Company carries accounts receivable at the amount it deems to be collectible. Accordingly, the Company provides allowances for accounts it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from those estimated, which could have a material adverse effect on the Company.

STOCKHOLDER RIGHTS PLAN

         The Company's Board of Directors adopted a Stockholder Rights Plan. These rights may have the effect of discouraging a third party from making an acquisition proposal for the Company and may thereby inhibit a change in control. For example, such provisions may deter tender offers for shares of common stock, which be attractive to shareholders, or deter purchases of large blocks of common stock, thereby limiting the opportunity for shareholders to receive a premium for their shares of common stock or exchangeable shares over the then-prevailing market prices.

POSSIBLE ANTI-TAKEOVER EFFECTS OF PREFERRED STOCK; POTENTIAL DILUTION OF COMMON STOCK

         The Company's Certificate of Incorporation authorizes the Board of Directors to issue up to 3,000,000 shares of preferred stock, par value $ .01 per share (the "Preferred Stock"). The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuances by the Board of Directors, without further action by shareholders. As of the date of this Form 10-K, 1.0 million shares of 8% convertible preferred stock (the "HSBC Preferred") are outstanding, which shares were issued in connection with the restructuring of a loan with HSBC Bank. Although the Company currently has no plans for the issuance of additional shares of Preferred Stock, there can be no assurance that the Company will not do so in the future. The ability of the Board of Directors to issue Preferred Stock could have the effect of delaying, deferring or preventing a change of control of the Company or the removal of existing management and, as a result, could prevent the shareholders of the Company from being paid a premium over the market value for their shares of Common Stock.

         The risk factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of us. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrences of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Hotelworks.com, Inc. (the "Company"), formerly known as Hospitality Worldwide Services, Inc., has historically been organized into the following six lines of business: purchasing, reorder, logistics, renovation, real estate investment and asset management, and hotel development. In September 1999, the Company announced a strategic initiative to reposition the core purchasing, reorder and logistics businesses and to divest itself of its renovation business and real estate investment and asset management business. In December 1998, the Company decided to discontinue its hotel development business. Given the change in strategic direction, the operating results of the purchasing, reorder and logistics businesses are presented as continuing operations and the operating results associated with the renovation, real estate investment and asset management, and hotel development businesses, as well as the estimated losses on disposal, are presented as discontinued operations on the consolidated statements of operations for all years presented.

         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company was severely affected in 1999 and 2000 by significant losses from continuing operations and discontinued operations, which have resulted in a significant deterioration of the stockholders' equity of the Company from $58.4 million at December 31, 1998 to $0.5 million at December 31, 1999 to a capital deficit of $1.8 million at December 31, 2000. In addition, during 2000, the Company (a) incurred a net loss of $3.7 million (b) has a working capital deficit of $7.7 million and (c) has substantial unresolved litigation. These circumstances have raised substantial doubt about the Company's ability to continue as a going concern. Reference is made to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion of the Company's current financial condition and management's action plans to address these matters. Accordingly, there are no assurances that the Company will have sufficient funds available to satisfy all of its obligations during 2001.

         After the resignations of a number of directors and officers of the Company in the fall of 1999, the Company retained counsel to assist in conducting an investigation into various matters. In the course of the investigation, the Company discovered, among other things, that approximately $2.1 million of fraudulent charges had been submitted to and paid by the Company during 1998 and 1999. Those funds have been returned to the Company by a former officer of the Company, but the Company has not yet recovered any interest or related investigation costs. Management believes that it has identified the financial extent of the fraudulent activities. The financial results for the fourth quarter of 1999 reflect the recovery. The Company has not restated any prior period financial statements as management has determined that the impact was not material in any period. The Company believes that other former directors, officers and employees may have been involved in the fraudulent activities, that there may have been breaches of fiduciary duties and other inappropriate actions, and that the Company may be able to recover damages from those individuals. The Company intends to pursue all available and appropriate remedies and to make any appropriate referrals to law enforcement and administrative agencies. In May 2001, the Company reached an Agreement to settle its litigation against one of the former officers of the Company. The Agreement provided for a cash payment by the former officer to the Company of $650,000 within 60 days and the former officer's continued cooperation with the Company's investigation. In exchange, the Company agreed to a limited release to the former officer and to dismiss its outstanding litigation upon receipt of the payment called for under the Agreement.

CONTINUING OPERATIONS

         In January 1997, the Company completed the acquisition of the Leonard Parker Company, ("LPC") and its subsidiary, Parker Reorder Online ("Parker Reorder"). LPC, founded in 1969, is a leading purchasing company for the hospitality industry which acts as an agent or principal for the purchase of goods and services for its customers which include major hotel and management companies worldwide. LPC purchases furniture, fixtures and equipment, kitchen supplies, linens and uniforms, guestroom amenities, and other supplies to meet its customers' requirements for new hotel openings and major renovations. LPC purchases annually, as a principal and as an agent, approximately $300 million of goods and services for its customers. Parker Reorder has developed a proprietary software product, Providis(TM), which allows clients to reorder operating supplies and equipment ("OS&E") and other products on an internet web-based system and provides such clients with access to, budgeting and product evaluation capabilities. Parker Reorder offers hotel properties the ability to order, on an as needed basis, any and all OS&E products used by such properties. For Parker Reorder (reorder business), Wyndham International, a major lodging company, accounted for approximately 53% of its revenues in 2000. The purchase price of LPC and Parker Reorder, including acquisition costs and after final adjustments, was approximately $12,140,000 which consisted primarily of 1,250,000 newly issued shares of Common Stock and $5 million stated value of 200,000 newly issued shares of 6% convertible preferred stock of the Company (the "LPC Preferred").

         In conjunction with the development of the Providis(TM) reorder system, certain components of the Company's previous server-based reorder system, Parker FIRST, were phased out in 2000. In connection with the migration of the Company's customer base to the Providis(TM) system, the Company determined that the goodwill associated with the acquisition of Parker Reorder in January, 1997 was closely related to the Parker FIRST system. As such, the Company recorded an asset impairment charge of $9,252,000 in 1999 reflecting the remaining net book value of the capitalized computer software costs associated with the Parker FIRST system and the goodwill.

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

         To a significant number of LPC customers, the Company offers bundled services of purchasing from LPC and logistics services from Bekins. In these instances, Bekins will either act as a subcontractor to LPC and bill LPC directly or bill the customer separately. LPC and its customers account for approximately 35% of the revenues of Bekins, and as such, the loss of such business for Bekins would have a material adverse effect on the operations of Bekins. Conversely, the operations of Parker Reorder are not materially dependent on the customers of LPC nor are the operations of Parker Reorder and Bekins linked in any material way. See Footnote 18 to the Consolidated Financial Statements for financial information on the operating segments of the Company.

DISCONTINUED OPERATIONS

         In August 1995, the Company acquired substantially all of the assets and assumed certain liabilities of AGF Interior Services Co., a Florida Corporation ("AGF"), that through its wholly-owned subsidiary, Hospitality Restoration & Builders, Inc., a New York Corporation ("HRB"), provided renovation services to the hospitality industry. Until January 1997, the Company's only line of business was to provide, through HRB, a complete package of renovation services to the hotel industry ranging from pre-planning and budget preparation of a project to performing the renovation requirements and delivering furnished rooms. In September 1999, as part of the Company's strategic initiative discussed above, the Company decided to divest itself of the renovation business.

         In December 2000, as part of an Amended and Restated Loan Agreement with HSBC Bank USA ("HSBC"), HRB assigned a portion of its contract right in a disputed receivable with a former customer to HSBC in the form of a five-year $4,585,000 promissory note, bearing interest at the bank's prime rate. This HRB note is secured solely by its interest in the receivable and any collections are to be divided between HRB and HSBC according to a prescribed formula. At maturity, HRB has the option of extending the term for an additional twelve months, at which time, if the disputed receivable has not been resolved, title in full of the contract right along with the related debt passes to HSBC.

         In May 1997, the Company entered into a joint venture ("Apollo Joint Venture") with Apollo Real Estate Advisors II, L.P. ("Apollo") and Watermark Investments Limited, LLC ("Watermark"), of which Watermark is affiliated with Robert Berman, the former Chairman and Chief Executive Officer of the Company, to identify, acquire, renovate, refurbish and sell hotel properties. The Company performed the renovation and procurement services for the properties purchased by the Apollo Joint Venture. In addition, the Company acquired a non-controlling equity interest in each of the entities formed to purchase such properties. In September 1997, the Apollo Joint Venture acquired the Warwick Hotel in Philadelphia, Pennsylvania. The Company made cumulative capital contributions of approximately $791,000 to the joint venture operating entity that was formed to purchase the property. In March 1998, the Apollo Joint Venture acquired the Historic Inn in Richmond, Virginia. The Company made cumulative capital contributions of approximately $311,000 to the joint venture operating entity that was formed in connection with the purchase of the property. In September 1999, as part of the Company's strategic initiative discussed above, the Company decided to divest itself of its real estate investment and asset management business. In October 2000, the Company entered into an agreement to restructure its involvement in the Apollo Joint Venture. As a result of the restructuring, the Company exchanged mutual releases with Apollo, which released the Company from future obligations to the joint venture. In conjunction with this agreement, the Company surrendered its equity ownership interest, the Company issued 100,000 unregistered shares of its Common Stock to Apollo, warrants formerly issued to Apollo were returned to the Company and cancelled, and the Company received payment on its remaining receivables with the properties. The Company wrote off its investment in the Apollo Joint Venture in 1999, and as such, this agreement did not have a material impact on the 2000 consolidated financial statements. As a result of the agreement, the Company reversed an accrued liability recorded in 1999 related to the Apollo Joint Venture and recorded a gain on disposal of $204,671 in the 2000 consolidated statement of operations.

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

         In February 1998, the Company formed a wholly owned subsidiary, HWS Real Estate Advisory Group, Inc. ("HWS REAG") to purchase the assets of Watermark's real estate advisory business, consisting primarily of contracts to perform future asset management and advisory services as well as certain equity interests in the Apollo Joint Venture. The purchase price for such business was $1,500,000 of cash. The acquisition was accounted for as a purchase with the results of HWS REAG included in the consolidated financial statements of the Company from the acquisition date. On September 30, 1999, the Company and Watermark entered into a Termination Agreement whereby all agreements between the parties were terminated, and amongst other things, includes a payment by Watermark to the Company of $885,000, that was made in December 1999.

         In March 1998, the Company entered into a joint venture with ING Realty Partners ("ING Joint Venture"), to acquire the Radisson O'Hare (formerly Clarion Quality) Hotel in Chicago, Illinois, whereby the Company acquired a non-controlling equity interest in the ING Joint Venture. The Company also performed the renovation and procurement services for the property. The Company made cumulative capital contributions of approximately $3.2 million to the ING Joint Venture. In September 1999, as part of the Company's strategic initiative discussed above, the Company decided to divest itself of its real estate investment and asset management business. In May 2000, the Company entered into an agreement to restructure its involvement in the ING Joint Venture. As a result of the restructuring, the Company exchanged mutual releases with its joint venture partner, which released the Company from future obligations to the joint venture, in exchange for its equity ownership interest. The Company wrote off its investment in the ING Joint Venture in 1999, and as such, this agreement did not have a material impact on the current year consolidated financial statements.

         Financial information about the Company's discontinued operations appears in Footnote 4 to the Consolidated Financial Statements in Part II, Item 8 of this report.

SALES AND MARKETING

         The Company's sales and marketing strategy is to obtain and maintain strategic alliances with hotel chains and franchises with a global presence and to focus on upscale full service hotels.

         The Company's sales and marketing efforts are coordinated by senior executives of the Company, together with salespersons who contact and maintain relationships with appropriate hotel personnel. Because of the Company's commitment to service and customer relationships, the majority of the Company's business comes from referrals and repeat customers.

COMPETITION

         Servicing the hospitality industry (including, but not limited to hotels, resorts and time shares) is a highly competitive business, with competition based largely on price and quality of service. In its purchasing and reorder businesses, the Company competes with other independent procurement companies, hotel purchasing companies and food service distribution companies. With respect to its internet web-based reorder business, the Company receives competition from a number of hotel management companies, hotel companies, franchise operators and other entities who are pursuing the development of software systems to provide on-line procurement services. In its logistics business, the Company competes with national, regional and local trucking and installation companies. There is no single competitor or small number of competitors that are dominant in the Company's business areas. However, some of the Company's competitors and potential competitors possess substantially greater financial, personnel, marketing and other resources than the Company.

REGULATION

         The Company's logistics business is subject to various federal, state and local laws and regulations, pursuant to which it is required to, among other things, obtain licenses and general liability insurance and workers compensation insurance. The Company believes that it is currently in compliance in all material respects with these laws and regulations in those states in which it currently operates. There are a number of states in which the Company operates where a license is not required. The Company's purchasing and reorder businesses are subject to regulation by various state laws and regulations and international customs, duties, taxing and other authorities that regulate the import and distribution of goods. Domestically, the freight carrier provides bills of lading and other documentation that record the pick-up, shipping and delivery of merchandise purchased by the Company for its clients. Internationally, the Company must comply with the individual country's requirements as they relate to commercial documentation. The Company believes that it is currently in compliance in all material respects with the laws and regulations in those states and countries in which it currently operates.

DEPENDENCE ON CUSTOMERS

         Most of the Company's customers are in the hospitality industry with none of them accounting for over 10% of the Company's 2000 revenues. If the Company continues to grow and expand its businesses, the Company believes its dependence on significant customers will decrease. There are no assurances that either continued growth or decreased dependence on significant customers will occur.

EMPLOYEES

         As of December 31, 2000, the Company and its subsidiaries employed 263 employees. Other than approximately ten Bekins employees at the Las Vegas, Nevada warehouse, none of the Company's employees are represented by labor unions and the Company believes that its relationship with its employees is good. The union contract expires June 30, 2004.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company leases office space in Coral Gables, Florida which houses its executive offices, as well as offices for LPC and Parker Reorder. The lease has a ten-year term expiring in April 2009, covering approximately 42,800 square feet at December 31, 2000, with an annual rental of $1,075,000 increasing to $1,185,000 in 2002. LPC also maintains satellite offices, in Los Angeles, California and Amsterdam, The Netherlands, which do not lease significant office space.

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

         In June, 1998, an action (the "State Action") was brought against the Company by West Atlantic Corp. ("West Atlantic") in the Supreme Court of the State of New York. The State Action alleged that the Company retained West Atlantic pursuant to an agreement to perform certain marketing and selling services for the Company. The State Action further alleged that fees were allegedly earned and not paid under the Agreement and sought damages relating to an alleged breach of contract, damages with respect to alleged "significant benefits to the Company" and damages relating to breach of the duties of good faith and fair dealing. In November 2000, the Company and West Atlantic executed a settlement agreement. In connection therewith, the parties executed mutual releases, the Company agreed to pay to West Atlantic a total of $115,000 over six years and West Atlantic dismissed the State Action with prejudice. In connection with the State Action, the Company brought claims in federal and state court against Tova Schwartz, the former President and Chief Executive Officer of the Company's predecessor, seeking indemnification against the West Atlantic claims in the State Action, as well as compensatory damages and punitive damages for fraud, among other things. The state and federal actions claim that, among other things, Ms. Schwartz failed to disclose to the Company the existence of the Agreement and West Atlantic's claims thereunder, when the Company purchased from Ms. Schwartz certain shares of Common Stock of the Company which she then held, sold its lighting business to her and provided her with other severance benefits. Ms. Schwartz asserted counterclaims against the Company in the State Action, and she also joined Howard Anders and Robert Berman, former employees of the Company, as fourth-party defendants in the State Action. Ms. Schwartz asserted counterclaims against the Company in the federal action, and joined Mr. Anders, Mr. Berman and Alan Friedberg, a former employee of the Company, as additional counterclaim defendants in the federal action. The Company has concluded that, pursuant to the Company's By-Laws, Messrs. Anders and Berman are entitled to indemnification from the Company with respect to the state and federal actions. The Company has concluded that, pursuant to the Company's By-Laws, Messrs. Anders and Berman are entitled to indemnification from the Company with respect to the state and federal actions. In September 2000, the Company and Messrs. Anders and Berman entered into a stipulation with Ms. Schwartz pursuant to which they dismissed without prejudice all claims and counterclaims between them in the federal action. That stipulation was so-ordered by the court on November 2, 2000. As part of this disposition, the parties executed a separate side-agreement (not filed with the court) pursuant to which the Company agreed that Ms. Schwartz will not be precluded from raising a statute of limitations defense in the event the Company re-files against her the claims that were the subject of the federal action. In or about May 2001, the parties executed a stipulation of discontinue with respect to the third-and fourth-party actions under the stipulation, all claims and defenses in the third-and fourth-party actions are dismissed without prejudice pending the outcome of Ms. Schwartz's legal malpractice action against the Company's former counsel, Olshan Grundman Frome & Rosenzweig, and Robert Friedman, Esq. (collectively "Olshan"), arising out of Olshan's advice to the Company in connection with the Company's August 1995 transaction with AGF Interior Services (the "Olshan Action"). As part of the disposition of the third-and fourth-party actions, the parties agreed to toll the statute of limitations as to all claims in those actions until one year from the date that the Olshan Action is finally concluded. In the event that the Olshan Action is resolved in Olshan's favor, the parties to the third-and fourth-party actions will each dismiss with prejudice their claims against the other parties to those actions. The stipulation was submitted to the court for its review and signature on June 7, 2001. The Company admitted no wrongdoing in connection with the dismissals of state and federal actions.

         After the resignations of a number of former directors and officers of the Company in the fall of 1999, the Company retained counsel to assist in conducting an investigation into various matters. In the course of the investigation, the Company discovered, among other things, that approximately $2.1 million of fraudulent charges had been submitted to and paid by the Company during 1998 and 1999. Those funds have been returned to the Company by a former officer of the Company, but the Company has not yet recovered any interest or related costs. Management believes that it has identified the financial extent of the fraudulent activities. The financial results for the fourth quarter of 1999 reflect the recovery. The Company has not restated any prior period financial statements as management has determined that the impact was not material in any period. The Company believes that other former directors, officers and employees may have been involved in the fraudulent activities, that there may have been breaches of fiduciary duties and other inappropriate actions, and that the Company may be able to recover damages from those individuals. The Company intends to pursue all available and appropriate remedies and to make any appropriate referrals to law enforcement and administrative agencies. In May 2001, the Company reached an Agreement to settle its litigation against one of the former officers of the Company. The Agreement provided for a cash payment by the former officer to the Company of $650,000 within 60 days and the former officer's continued cooperation with the Company's investigation. In exchange, the Company agreed to a limited release to the former officer and to dismiss its outstanding litigation upon receipt of the payment called for under the Agreement.

         In June 1999, Hospitality Restoration & Builders, Inc., a wholly owned subsidiary of the Company ("HRB"), filed a lawsuit in the Supreme Court, New York County against Servico, Inc. ("Servico"), six (6) Servico hotel subsidiary corporations, Servico's successor, Lodgian, Inc., and Impac Hotel Group. In general, the lawsuit alleged that Servico breached its obligations to HRB under agreements pursuant to which HRB was to renovate certain hotel properties located in New York, Texas and Illinois. It was also claimed that Servico fraudulently induced HRB to perform work. HRB has asserted in the action that it suspended its work at these hotels due to Servico's failure to pay for certain completed work. Following HRB's suspension of work, Servico terminated HRB as the contractor at all the hotels. HRB is seeking damages in excess of $14.5 million. As a result of motions made by Servico, the actions related to the Texas and Illinois properties were dismissed for lack of jurisdiction and the claims based on fraud were also dismissed. HRB has subsequently filed actions against Servico in Texas and Illinois. With respect to the New York properties, Servico has counterclaimed against HRB to recover damages in excess of $19.0 million. The Company believes that it has meritorious defenses against Servico's counterclaims and that the outcome of this matter will not have a material adverse effect on the Company, however, because of the uncertainties inherent in the litigation process it is unable to predict the outcome and an adverse outcome in this action could have a material adverse effect on the Company. In the event the Company is successful in its counterclaim, it has agreed to assign a substantial portion of the proceeds received from the counterclaim to HSBC pursuant to the refinancing of its debt with HSBC. See "Management's Discussion and Analysis - Liquidity and Resources".

         On February 3, 2000, Servico Rolling Meadows, Inc. ("Servico RM"), filed a lawsuit in the United States District Court for the Northern District of Illinois against HRB. In general, the lawsuit alleges that HRB furnished defective work and failed to complete work required under an agreement to renovate a hotel located in Rolling Meadows, Illinois. Servico RM is seeking damages in excess of $2.1 million. In response to this action, on March 10, 2000, HRB filed an answer in which it denied Servico RM's claims and asserted counterclaims against Servico RM for breach of contract and fraud, among other claims. HRB is seeking damages in an amount in excess of $2.8 million against Servico RM in connection with this counterclaim. To date, Servico RM has not answered or otherwise responded to HRB's claims and formal discovery has not yet been initiated. The Company believes that it has meritorious defenses against Servico's counterclaims and that the outcome of this matter will not have a material adverse effect on the Company, however, because of the uncertainties inherent in the litigation process it is unable to predict the outcome and an adverse outcome in this action could have a material adverse effect on the Company.

         On or about February 23, 2000, HRB filed a lawsuit in the District Court of Harris County, Texas against Servico Houston, Inc. ("Servico Houston"). In general, the lawsuit alleges that Servico Houston breached its obligations to HRB under an agreement pursuant to which HRB was to renovate a hotel located in Houston, Texas and also fraudulently induced HRB to perform work at this hotel. HRB claims in this lawsuit that it suspended work at this hotel because it was not paid for completed work. Following its suspension, HRB was terminated as the contractor. HRB is seeking damages in an amount equal to the sum of at least $2,568,480 plus statutory interest. Servico Houston has answered, denied responsibility for any damages and counterclaimed to recover damages in the total amount of $2,822,856. The Company believes that it has meritorious defenses against Servico's counterclaims and that the outcome of this matter will not have a material adverse effect on the Company, however, because of the uncertainties inherent in the litigation process it is unable to predict the outcome and an adverse outcome in this action could have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 12, 2000, the Company held its 2000 Annual Meeting of Shareholders (the "Meeting"), whereby the shareholders (1) elected three members to the Company's Board of Directors and (2) ratified the appointment of BDO Seidman LLP as the Company's independent auditors for the fiscal year ended December 31, 2000. The vote on such matters was as follows:
                                                             NUMBER OF SHARES
                                     NUMBER OF SHARES OF     OF COMMON STOCK
1.        ELECTION OF DIRECTORS       COMMON STOCK FOR     - WITHHELD AUTHORITY
          ---------------------       ----------------     --------------------
          Louis K. Adler                  12,858,727              478,588
          George Asch                     12,858,727              479,188
          Richard Bartlett                13,254,909               82,406


2. Ratification of the appointment of BDO Seidman LLP as the Company's independent auditors for the fiscal year ending December 31, 2000:

              FOR                         AGAINST                 ABSTAINING
              ---                         -------                 ----------
          13,305,779                      28,122                    3,414

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


                                              HIGH               LOW
                                              ----               ---

              1999

              First Quarter                    $ 6-5/8             $2-7/16
              Second Quarter                     3-7/8              2-9/16
              Third Quarter                      3-7/8             1-15/16
              Fourth Quarter                         5               1-1/2

              2000

              First Quarter                   $ 4-9/16             $ 1-3/4
              Second Quarter                         2                .281
              Third Quarter                      1.313                .188
              Fourth Quarter                      .750                .313

         On April 19, 2001, the last reported sales price of the Common Stock on the American Stock Exchange was $0.35 per share. As a result of the Company's failure to timely file its Form 10-K for the year ended December 31, 2000, the Company was no longer in compliance with the American Stock Exchange filing requirements. As such, the Exchange instituted a trading halt in the Company's common stock, effective April 20, 2001.

         (b) HOLDERS. As of June 11, 2001, there were approximately 98 record holders of the Common Stock.

         (c) DIVIDENDS. The Company has not paid or declared any dividends upon its Common Stock since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as, other relevant factors. Under a debt agreement with Bank of America, N.A., Bekins is prohibited from paying any dividends to the Parent Company except for the reimbursement of certain allocated overhead and administrative expenses.

         On December 15, 2000, the Company issued 1,000,000 shares of Class B convertible preferred stock to HSBC in connection with the Amended and Restated Loan Agreement with HSBC. The issuance of the preferred stock was made in reliance of Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA (a)

         In September 1999, Hotelworks.com, Inc. announced a strategic initiative to reposition the core purchasing, reorder and logistics businesses into a business-to-business e-commerce company and to divest itself of its renovation business and real estate investment and asset management business. In December 1998, the Company decided to discontinue its hotel development business. Given the change in strategic direction, the operating results of the purchasing, reorder and logistics businesses are presented as continuing operations and the operating results associated with the renovation, real estate investment and asset management, and hotel development businesses, as well as the estimated losses on disposal, are presented as discontinued operations in the consolidated statements of operations for all years presented.

         The following table presents selected financial data for the Company for each of the five years in the period ended December 31, 2000. The information in the table has been restated to reflect such amounts related solely to the continuing operations of the Company, comprising the purchasing and reorder businesses acquired in January 1997 and the logistics business acquired in January 1998. All amounts are in thousands except per share amounts.


                                           2000         1999         1998         1997         1996
                                        ---------    ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:
Operating revenues (b)                  $ 216,356    $ 223,425     $176,745(d)  $ 66,577(c)  $     --
Loss from continuing operations            (3,876)     (18,245)(e)   (2,069)      (1,802)        (183)

Basic loss from continuing operations       (0.26)       (1.35)        (.19)        (.24)        (.03)
per common share
Diluted loss from continuing                (0.26)       (1.35)        (.19)        (.24)        (.03)
operations per common share

BALANCE SHEET DATA:
Total assets                               66,503       61,781      122,355       79,594        9,523
Long-term debt                             10,256           68        2,965           --           --


(a) No cash dividends were declared during the five-year period presented above.

(b) Certain amounts have been reclassified for the effects of Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs".

(c) Includes revenues of LPC and Parker Reorder from the date of acquisition, January, 1997.

(d)   Includes revenues of Bekins from the date of acquisition, January, 1998.

(e) See ITEM 7, RESULTS OF OPERATIONS: 1999 COMPARED TO 1998 for further description of this amount.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         In September 1999, the Company announced a strategic initiative to reposition the core supply and distribution businesses, and to divest itself of its renovation business and real estate investment and asset management business. In December 1998, the Company decided to discontinue its hotel development business. As a result, the Company has reflected the operating results associated with the renovation, real estate investment and asset management, and hotel development businesses, as well as the estimated losses on disposal, as discontinued operations in the consolidated statements of operations for all periods presented. Accordingly, the continuing operations of the Company are comprised of the purchasing, reorder and logistics businesses.

RESULTS OF OPERATIONS:  2000 COMPARED TO 1999

         Revenues for the year ended December 31, 2000 were $216,355,887, compared to $223,424,822 for the year ended December 31, 1999. Sales in the purchasing business (LPC) increased nominally, from $177.2 million in 1999 to $180.7 million in 2000 or approximately 2.0%. Sales in the reorder business (Parker Reorder) declined $6.3 million in 2000 due almost entirely to a significant customer who terminated their sales contract in May 2000. Revenue dropped $4.2 million in 2000 in the logistics business (Bekins) due to primarily to a large one-time installation contract with a major consumer products company in 1999. For all segments, the variance in revenues is primarily due to volume changes.

         Cost of revenues for 2000 decreased to $202,509,785 compared to $211,952,584 for 1999 primarily due to the lower revenue at the reorder and logistics businesses. The cost of revenues at the purchasing business was relatively unchanged.

         Gross profit for 2000 was $13,846,102 or 6.4% of revenues, compared to $11,472,238 or 5.1% of revenues for 1999. The increase in gross profit dollars was primarily attributable to the purchasing and logistics businesses where in 1999 volume discounts declined by $1.4 million and provisions for uncollected sales taxes at Bekins of $500,000, respectively, were recorded in costs of revenue. The absence of such items in 2000 were the primary causes of the increase in gross profit percent in 2000, as well.

         Selling, general and administrative ("S,G&A") expenses for 2000 totaled $16,391,932 or 7.6% of revenues, as compared to $22,697,922 or 10.2% of revenues for 1999. In 2000, the Company implemented a cost reduction program with a goal of eliminating non-essential S,G&A expenditures in order to align costs more closely with revenues. In connection with this program and as a result of the action steps taken by management, professional fees decreased by $756,000 and bad debt provisions decreased by $951,000. S,G&A expenses for 1999 included amounts related to employee terminations and other costs related to the corporate office closing in New York and expenses relating to office relocations in Florida and St. Louis in the amount of $1,831,000. These costs were not incurred in 2000.

         An asset impairment charge of $9,252,000 was recorded in 1999, as the Company made a determination that the Parker Reorder proprietary software product, Parker FIRST, would not provide future long-term benefits to the Company based on the repositioning of the Company's core businesses. The Parker FIRST system, which is a client server-based system, was phased out in 2000, as the Company migrated the reorder business to the Providis(TM) internet web-based system. Additionally, the Company determined that the goodwill associated with the acquisition of Parker Reorder in 1997 was closely related to the Parker FIRST system and should be considered impaired as well. Accordingly, the net book value of such assets was written-off in 1999.

         The loss from operations for 2000 totaled $2,545,830, as compared to a loss of $20,477,684 for the previous year, which includes the above stated asset impairment charge. Operating results improved in the current year due to the factors cited above.

         Interest expense increased slightly from $1,774,111 in 1999 to $1,795,859 in 2000. Interest income decreased in 2000 to $543,010 from $902,753 in 1999 in line with the decrease in funds available for investment from 1999 to 2000.

         For 2000, the provision for income taxes was $77,000, compared to a benefit of $3,103,829 in 1999, which primarily represented a current benefit for a carryback claim for federal, state and local income taxes based on taxable losses in 1999 offset by a valuation allowance against previously recorded deferred tax assets. Based upon the fact that the Company has not recorded income from continuing operations before taxes in the last three years and is not assured of income in the coming years, the realization of net deferred tax assets resulting from net operating loss carryforwards is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such assets.

         Based on the factors discussed above, the loss from continuing operations decreased to $3,875,679 in 2000, from an $18,245,213 loss in 1999. Basic loss per share from continuing operations decreased from a $1.35 loss in 1999 to a loss of $0.26 in 2000.

         The operating results associated with the discontinued operations were a loss of $22,589,150 for 1999 compared to $0 for 2000. The loss for 1999 included provisions for uncollectible contract receivables relating to the renovation business of approximately $17.0 million for substantially complete renovation projects which were in dispute with customers, and the write-off of certain real estate investments and receivables of approximately $500,000 relating to the real estate investment and asset management business.

         The gain on disposal of discontinued operations of $204,671 for 2000 related to the reversal of an accrued liability recorded as a loss on disposal in 1999 on the Apollo Joint Venture as a result of a settlement agreement in October 2000. The loss on disposal of discontinued operations for 1999 was $17,169,880. The loss included the write-off of goodwill of approximately $5.0 million and anticipated and actual operating losses during the phase-out period of $565,000 relating to the renovation business; the write-off of goodwill of $450,000 and write-downs and reserves in connection with the anticipated disposal of the real estate investments of approximately $5.1 million relating to the real estate investment and asset management business; and additional write-downs of approximately $1.3 million on certain real estate development projects relating to the hotel development business.

RESULTS OF OPERATIONS:  1999 COMPARED TO 1998

         Revenues for the year ended December 31, 1999 were $223,424,822, compared to $176,744,593 for the year ended December 31, 1998. Revenue in the purchasing business increased from $148.5 million in 1998 to $177.2 million in 1999 due primarily to an increase in project scopes whereby contracts called for larger volume purchasing than previous years. In the reorder business, sales increased from $5.8 million in 1998 to $17.0 million in 1999 due to the full year addition of two large customers. For the logistics business, sales increased from $22.4 million in 1998 to $29.1 million in 1999 primarily due to a large one-time installation contract with a major consumer products company in the first half of 1999. For all segments, the increase in revenues is primarily due to volume changes.

         Cost of revenues for 1999 increased to $211,952,584 as compared to $163,142,439 for 1998 due primarily to the higher revenue at each business segment. Additionally, in 1999, the purchasing business recorded additional reserves on volume discounts of $1.4 million and the logistics business recorded an additional reserve of $500,000 on sales tax payables.

         Gross profit for 1999 was $11,472,238 or 5.1% of revenues, compared to $13,602,154 or 7.7% of revenues for 1998. The decrease in gross profit dollars and percent was due primarily to the aforementioned increase in project scope in the purchasing business where larger dollar volume purchasing contracts did not yield correspondingly larger fees, as the complexity of the jobs did not necessarily increase along with the size of the contract. For the reorder business, the increased sales volume led to a $510,000 increase in gross profit and an increase from a gross profit rate of (2.8%) in 1998 to 2.0% in 1999. In the logistics business, the increase in sales volume led to a relatively minor increase of $282,000 in gross profit dollars due significantly to the sales tax reserve of $500,000 recorded in 1999. Accordingly, the gross profit rate in the logistics business declined from 24.6% in 1998 to 19.8% in 1999.

         Selling, general and administrative ("SG&A") expenses for 1999 totaled $22,697,922 or 10.2% of revenues, as compared to $16,659,136 or 9.4% of revenues for 1998. The increase in SG&A expenses in 1999 was due to an expansion of the administrative staff to support the higher sales levels, expenses for employee terminations and other costs associated with the corporate office closing in New York, and expenses relating to office relocations in Florida and St. Louis. Additionally, the Company increased their reserves against certain receivables. SG&A expenses also include $570,520 and $626,057 of amortization of goodwill and other intangible assets for 1999 and 1998, respectively.

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

         Interest expense increased from $756,100 in 1998 to $1,774,111 in 1999. The rise in interest expense was the result of increased borrowings under the Company's lines of credit and an increase in interest rates given that the lines of credit carry variable interest rates. Interest income decreased in 1999 to $902,753 from $1,297,245 in 1998 in tandem with the decrease in funds available for investment from 1998 to 1999.

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

         The operating results associated with the discontinued operations were a loss of $22,589,150 for 1999 compared to income of $2,192,812 for 1998. The loss for the current year includes additional provisions on contract receivables relating to the renovation business of approximately $17.0 million for substantially complete renovation projects which were in dispute with customers, and the write-off of certain real estate investments and receivables of approximately $500,000 relating to the real estate investment and asset management business.

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

NEW ACCOUNTING PRONOUNCEMENTS

         During 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights and obligations under the contract and that all derivative instruments be measured at fair value. This pronouncement is required to be adopted by January 1, 2001. The Company did not engage in derivative instruments or hedging activities in any periods presented in the consolidated financial statements. Management has determined that the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

         Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements", provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. The Company implemented SAB during 2000, and its adoption did not have a material impact on the Company's consolidated earnings or financial position. In September 2000, The Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" which requires companies to record shipping and handling fees charged to customers as revenues and the related costs as expenses. The Company implemented EITF 00-10 on September 1, 2000. Amounts relating to prior periods presented have been reclassified to conform to the new issue.

         Statement of Financial Accounting Standards (SPAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SPAS 140 replaces SPAS 125 and is effective for transfers and servicing of financial assets and extinguishments occurring after March 31, 2001. SPAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not have a material impact the Company's consolidated earnings or financial statements.

         In March, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Interpretation No. 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Based Compensation. Interpretation No. 44 became effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. The adoption of Interpretation No. 44 did not have a material impact on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company was severely affected in 1999 and 2000 by significant losses from continuing operations and discontinued operations, which has resulted in a significant deterioration of the stockholders' equity of the Company from $58.4 million at December 31, 1998 to $0.5 million at December 31, 1999 to a capital deficit of $1.8 million at December 31, 2000. Our auditors' reports on these financial statements contained explanatory language expressing substantial doubt about the Company's ability to continue as a going concern.

         The losses from continuing operations in 1999 emanated from a reduction in the gross margins realized within the purchasing business as compared to prior years; an increase in selling, general and administrative expenses due to an expansion of the administrative staff of the on-going businesses and expenses related to employee terminations and other costs associated with the closing of the Company's corporate office in New York; and an asset impairment charge of $9.3 million related to the Parker FIRST software product. Management has taken the following steps in 2000 and 2001 to improve its operations and reduce its losses from continuing operations. Management has (a) undertaken a comprehensive review of its on-going businesses, (b) implemented steps to improve the gross margin on its contracts and by reducing overhead and labor costs, (c) reduced its selling, general and administrative expenses from $22.7 million in 1999 to $16.4 million in 2000 to a budgeted amount of $14.3 million in 2001, (d) successfully renegotiated defaulted credit lines and (e) sold its Orlando warehouse in March 2001, the proceeds of which were used to payoff substantially all of the mortgage note and term loan with Bank of America.

         As further discussed In Note 4, the losses from discontinued operations in prior years relate to the Company's decision to divest itself of its renovation, real estate investment and asset management, and hotel development businesses. Management has been diligently attempting to resolve any remaining open matters relating to these businesses to avoid any further financial deterioration to the Company. Management believes that the reserves established in 1999 will be sufficient to cover any future obligations related to these discontinued operations and to bring all open matters to closure.

      In September 2000, the Company's wholly-owned subsidiary, Bekins, executed an Amended and Restated Loan Agreement with Bank of America, N.A. whereby the proceeds were primarily used to pay-off the Company's defaulted unsecured line of credit. The new facility consists of a revolving note and an overadvance term loan in the principal amount of $1,500,000 and $5,300,000, respectively. Interest is charged at the bank's prime rate and is payable monthly. As part of this Agreement, Bekins also restructured its term loan and mortgage note payable with Bank of America, N.A. to eliminate their default status. Both new facilities are secured by the assets and stock of Bekins. Under the Agreement, Bekins is prohibited from paying any dividends on its stock to the Company except for reimbursement of certain allocated overhead and administrative expenses. In conjunction with this Agreement, Bank of America, N.A. dismissed its legal action against the Company. In March 2001, Bekins sold for $2,265,500 its warehouse facility in Orlando, Florida, the net proceeds of which were used to repay the mortgage in full and reduce the remaining balance on the term loan to $107,000. In accordance with the Agreement, the remaining balance of the term loan was transferred to the overadvance term loan and the term loan was retired.

         In December 2000, the Company executed an Amended and Restated Loan Agreement with HSBC Bank USA ("HSBC"). This Agreement consists of two debt instruments and $1 million of 8% convertible preferred stock, which were used to pay off the Company's defaulted unsecured line of credit in the amount of $9,885,000 with HSBC. The Company signed a three-year promissory note with HSBC in the principal amount of $4,300,000 with a $300,000 principal payment paid at signing and ongoing monthly principal payments of $50,000. Interest on the note accrues at the bank's prime rate and is due at maturity along with the remaining principal balance. The note is secured by the assets ofthe Parent Company and the capital stock of the Leonard Parker Company, Parker Reorder Online and Hospitality Restoration and Builders. The Company's discontinued subsidiary, HRB, assigned a portion of its contract right in a disputed receivable with a former customer to HSBC in the form of a five-year $4,585,000 promissory note, bearing interest at the bank's prime rate (see Footnote 13 c). This HRB note is secured solely by its interest in the receivable and any collections are to be divided between HRB and HSBC according to a prescribed formula. At maturity of the HRB note, the Company has the option of extending the term for an additional twelve months, at which time, if the disputed receivable has not been resolved, title in full of the contract right along with the related debt passes to HSBC. The preferred stock issued to HSBC under this Agreement was valued at $1 million on the date of issuance based on the then outstanding debt balance and is convertible into a total of 1 million shares of the Company's common stock. The $4.3 million note with HSBC Bank contains a covenant to submit audited financial statements to the Bank within 105 days of year-end. Due to the late filing of this Form 10-K, the Company is not in compliance with this covenant. The Company will cure this default upon the filing of this Form 10-K.

         For 2001, the Company projects a net cash flow deficit from operations and cash requirements related to the development of its internet web-based reorder system of approximately $200,000. The net cash flow deficit from operations for 2001 primarily relates to corporate expenses. Management believes that its review of the on-going businesses' gross margins and related expenses, the receipt of settlement payments from former officers and customers, the proceeds from the sale of Bekins' Orlando warehouse, and its ability to defer certain capital expenditures and other current payment obligations, if necessary, will provide sufficient funds to cover cash flow deficits in 2001.

         Net cash provided by operating activities of continuing operations was $1,580,351 for the year ended December 31, 2000, compared to net cash used of $8,407,793 for 1999. During the year ended December 31, 2000, cash was primarily generated by two factors, the first being the purchasing business where the increases in accounts payable and customer deposits exceeded the uses of cash via increases in accounts receivable and vendor advances. The second factor was the collection of approximately $3.4 million in federal, state and local income tax refunds. In the purchasing business, accounts receivable increased due to several large jobs at year-end 2000 where customers' funding sources delayed payments to the customer who thereby stretched payments to the Company of outstanding bills. These accounts receivable were collected by the Company in the first quarter of 2001. As a result, the Company arranged extended payment terms with its vendors thereby leading to increased accounts payable. In response, vendors requested additional deposits from the Company who in turn required additional deposits from customers, leading to the increase in vendor advances and customer deposits.

         Net cash used in operating activities of discontinued operations was $469,958 for 2000 as compared to net cash used of $4,710,429 in 1999. This improvement relates to the Company's change in focus from its discontinued operations in 1999 to its continuing operations in 2000.

         Net cash used in investing activities of continuing operations for the year ended December 31, 2000 was $1,072,313 compared to net cash provided of $6,794,521 for the prior year. The primary use of investing cash in 2000 was the purchases of equipment notably Web site hardware and software and computer system enhancements at Bekins. The primary source of investing cash for 1999 was the sale of marketable securities.

         Net cash provided by investing activities of discontinued operations was $0 in 2000 and net cash provided by investing activities of discontinued operations was $4,599,657 for 1999. The 1999 amount relates to the Company's real estate investment and asset management business, which were discontinued in 1999.

         Net cash provided by financing activities for the year ended December 31, 2000 was $378,945 compared to net cash provided of $4,105,126 for the year ended December 31, 1999. The primary financing source for 1999 were borrowings under the Company's lines of credit, whereas in 2000, the Company restructured its debt facilities.

         The Company has been notified that it has fallen below the continued listing requirements of the AMEX. Also, on April 20, 2001, the AMEX halted trading of the Company's common stock because the Company had failed to file its Form 10-K for the period ended December 31, 2000. Until the trading halt on the Company's common stock is lifted, there is no public liquidity in the Company's common stock. As a result of falling below the listing requirements, the AMEX may move to delist the common stock and if the common stock is delisted, the Company's ability to raise capital and its liquidity would be adversely affected.

         In addition, this Form 10-K does not include all of the financial statements required under the rules and regulations of the Securities and Exchange Act of 1934, as amended, because our predecessor auditor has declined to accept the engagement to reissue their opinion on our 1998 and 1999 financial statements included in this Form 10-K. As a result, we are currently restricted from filing registration statements with the Securities and Exchange Commission, which adversely affects our liquidity and our ability to raise capital.

INFLATION

         Inflation and changing prices during the current year did not significantly affect the major markets in which the Company conducts its business. In view of the moderate rate of inflation, its impact on the Company's business has not been significant.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Although the Company does maintain small offices outside the United States and does conduct immaterial transactions in foreign currencies, the Company does not believe that it has material exposure to risks associated with foreign currency fluctuations related to its operations given the terms of its contracts with customers. The Company does not use derivative financial instruments in its operations.

         The Company does have exposure to market risks associated with changes in interest rates given that the Company does maintain long-term debt facilities which have variable interest rates. As a result, the Company's earnings are affected by changes in short-term interest rates. If short-term interest rates averaged 1% more in 2000, the Company's interest expense and loss from continuing operations before income taxes would have increased by approximately $185,000. However, in the event of a large increase in interest rates, management would likely consider taking actions to mitigate its exposure to the change.

ITEM 8.  FINANCIAL STATEMENTS

         See Index to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 21, 2000, Arthur Andersen LLP ("Andersen") resigned as the Company's independent accountants. Andersen's accountants' report on the consolidated financial statements of the Company for the year ended December 31, 1999 did not contain an adverse opinion or a disclaimer of opinion but did contain a modification expressing substantial doubt about the Company's ability to continue as a going concern. There were no other reportable events or disagreements with Andersen in response to Item 304 of Regulation S-K. The Company is involved in an ongoing fee and service dispute with Andersen. In light of this dispute, Andersen has declined to accept the engagement to reissue their opinion on the 1998 and 1999 financial statements included in this Form 10-K.

         On June 26, 2000, BDO Seidman LLP was engaged as the independent accountants to the Company.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

         NAME          AGE                     POSITION
         ----          ---                     --------
Leonard F. Parker       71     Chairman of the Board, Secretary and Director
Douglas A. Parker       43     Chief Executive Officer, President and Director
John F. Wilkens         42     Vice President - Treasurer
                               (Principal Financial Officer,
                               Principal Accounting Officer)
Louis K. Adler          65     Director
George Asch             63     Director
Richard A. Bartlett     43     Director

         LEONARD F. PARKER joined the Company in March 1997 as Chairman of the Board and a Director. In November 1997, he became Chairman Emeritus of the Board of Directors. In November 1999, he became Chairman of the Board of Directors and Secretary of the Company. Leonard Parker founded The Leonard Parker Company ("LPC") in 1969. Mr. Parker is a graduate of Tulane University and served in the United States Air Force. Prior to founding LPC, Mr. Parker was employed from 1950 by Maxwell Company, an interior design and furnishing company. Mr. Parker is a member of the board of directors of Douglas Gardens Home for the Aged. Leonard Parker is the father of Douglas A. Parker, a director and Chief Executive Officer of the Company.

         DOUGLAS A. PARKER joined the Company in March 1997 as President-Purchasing Division and a Director. He became the Company's President in November 1997 and the Chief Executive Officer in September 1999. Mr. Parker is also President of LPC. Mr. Parker, a graduate of Tulane University, has been with LPC for 17 years. He is responsible for the development of the overseas offices in Amsterdam, the Netherlands and Dubai, coordinating the international operations and sales, as well as vendor and client relationships. Douglas Parker is the son of Leonard Parker.

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

         LOUIS K. ADLER has been a director of the Company since September 1996. Mr. Adler has been a private investor for over five years in Houston, Texas. He has been Chairman of the Board and President of Bancshares, Inc. (Houston, TX) since 1973; Vice Chairman of the Board since 1992 and was a director of Luther's Bar-B-Q, Inc., a group of twenty restaurants in Texas, Louisiana and Colorado, from 1988 to 1998; was a director, Secretary and Treasurer of Warwick Communications, Inc. from 1993 to 1998; and was a director and member of the compensation committee of Executone Information Systems, Inc. from 1997 to 1999.

         GEORGE ASCH has been a director of the Company since September 1996. Since September 1994, Mr. Asch has been a Vice President of Gray, Seifert and Co., Inc., an investment management company which is a wholly-owned independent subsidiary of Legg Mason, Inc. For 25 years prior to joining Gray Seifert and Co., Inc. in August 1990, Mr. Asch served as President of a manufacturing company.

         RICHARD A. BARTLETT has been a director of the Company since September 1996. He is a Managing Director of Resource Holdings Limited, a private merchant banking firm in New York City ("Resource Limited"). Mr. Bartlett specializes in legal aspects of mergers, acquisitions and other corporate restructurings. In that capacity, he serves and has served on the board of various companies in which Resource Limited and its principals have made investments. From 1987 to 1993, he was a member of the Council of Foreign Relations and is a member of the New York State Bar. Mr. Bartlett received a law degree from Yale Law School and received his B.A. from Princeton University.

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

         To the Company's knowledge, based solely on a review of the copies of filings furnished to the Company and written or oral representations that no other reports were required, the Company believes that all of its directors and executive officers complied during 2000 with the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934.

ADDITIONAL INFORMATION CONCERNING DIRECTORS

Each non-employee director of the Company is eligible to receive a directors fee of $750 per Board meeting, however no fees were paid in 2000. All directors are reimbursed for reasonable out-of-pocket expenses associated with travel to meetings of the Company's Board of Directors or committees thereof. Directors who are also employees of the Company do not receive additional compensation for their services as directors. Non-employee directors are eligible to receive options under the Company's 1999 Plan. The 1999 Plan provides for an automatic grant of an option to purchase 15,000 shares of Common Stock upon a person's election as a non-employee director of the Company. Thereafter, the directors are granted options to purchase an additional 10,000 shares of Common Stock in April of each year.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth, for the years ended December 31, 2000, 1999 and 1998, the aggregate compensation awarded to, earned by or paid to (i) Douglas A. Parker the Company's Chief Executive Officer, (ii) Leonard F. Parker, the Company's Chairman of the Board and Secretary, and (iii) John F. Wilkens, the Company's Vice President and Treasurer (collectively the "Named Executive Officers") during each of such years. No other executive officer of the Company received compensation in excess of $100,000 in the fiscal years ended December 31, 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                       ----------------------------------- --------------------------------
                                                                                   AWARDS           PAYOUTS
                                                                           ----------------------  ---------
                                                                           RESTRICTED
                                                                             STOCK      SECURITIES
                                                  BONUS    OTHER ANNUAL      AWARDS     UNDERLYING     LTIP        ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR    SALARY($)    ($)   COMPENSATION($)(1)   ($)       OPTIONS(#)    PAYOUTS   COMPENSATION($)
---------------------------   ----   ----------    ---   ------------------ --------    ----------    -------   ---------------
Douglas A. Parker (2)         2000    $255,000     --          --              --        50,000 (7)       --         --
                              1999    $255,000     --          --              --            --           --         --
                              1998    $250,000     --          --              --            --           --         --

Leonard F. Parker (3)         2000    $250,000(4)  --          --              --        50,000 (7)       --         --
                              1999    $250,000     --          --              --            --           --         --
                              1998    $250,000     --          --              --            --           --         --

John F. Wilkens (5)           2000    $184,713     --          --              --        10,000 (7)       --         --
                              1999    $176,012     --          --              --            --           --         --
                              1998    $125,000     --          --              --         7,500 (6)       --         --


(1) Perquisites and other personal benefits, securities or property to each executive officer did not exceed the lesser of $50,000 or 10% of such executive's salary and bonus.

(2)   Mr. Douglas Parker is the Company's Chief Executive Officer.

(3) Mr. Leonard Parker is the Company's Chairman of the Board of Directors and Secretary.

(4) This amount represents a prepayment made to Mr. Leonard Parker in 1997 for services rendered in 2000 pursuant to the terms of his employment agreement.

(5) Mr. Wilkens is a Vice President, and the Treasurer, Principal Financial Officer and Principal Accounting Officer of the Company.

(6) Represents options granted under the Company's 1996 Stock Option Plan which have an exercise price of $8.94.

(7) Represents options granted under the Company's 1999 Stock Option Plan which have an exercise price of $3.00.

COMPENSATION AGREEMENTS

         The Company entered into a four-year employment agreement with Leonard Parker on January 9, 1997, with a base compensation of $250,000 per annum. Although Mr. Parker's employment agreement expired December 31, 2000, Mr. Parker continued to provide employment services to the Company through June 30, 2001 at the same compensation rate. Effective July 1, 2001, Mr. Leonard Parker entered into an agreement with the Company to provide general consulting services to the Company for a one-year period for an aggregate compensation amount of $250,000. The $250,000 compensation amount under the agreement has been pre-paid to Mr. Parker.

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

STOCK OPTION AND BONUS PLANS

         The Company's 1999 Plan was approved by the Company's Board of Directors and shareholders in November 1999. The purpose of the 1999 Plan is to attract new employees, directors, advisors and consultants whose services are considered valuable; retain directors, consultants and advisors to the Company; encourage a sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries. In addition, recent changes in management of the Company have required certain members of the Board of Directors to participate more actively in, and devote substantially greater time to, the business affairs of the Company. The Company desires to achieve greater flexibility in its ability to compensate members of its Board of Directors.

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

         The 1999 Plan provides that options may be granted with respect to a total of 2,500,000 shares of Common Stock. Under certain circumstances involving a change in the number of shares of Common Stock, such as a stock split, stock consolidation or payment of a stock dividend, the class and aggregate number of shares of Common Stock in respect of which options may be granted under the 1999 Plan, the class and number of shares subject to each outstanding option and the option price per share will be proportionately adjusted. In addition, if the Company is involved in a merger, consolidation, dissolution, liquidation or upon a transfer of substantially all of the assets or more than 80% of the outstanding Common Stock, the options granted under the 1999 Plan will be adjusted or, under certain conditions, will terminate, subject to the right of the option holder to exercise such option holder's option or a comparable option substituted at the discretion of the Company prior to such event. If any option expires or terminates for any reason, without having been exercised in full, the unpurchased shares subject to such option will be available again for the purposes of the 1999 Plan.

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

         Pursuant to Section 6 of the 1999 Plan, each Non-Employee Director who becomes a director after December 15, 1999 shall receive a grant of an option to purchase 15,000 shares of Common Stock on the date such Non-Employee Director becomes a director of the Company. To the extent that shares of Common Stock remain available for the grant of options under the 1999 Plan, on April 1 of each year, commencing on April 1, 2000, each Non-Employee Director shall be granted an option to purchase 10,000 shares of Common Stock.

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

STOCK OPTION INFORMATION

         The following table sets forth, with respect to our Chief Executive Officer and our two other highest paid current executive officers named in the Summary Compensation Table, certain information concerning the grant of stock options in 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                   POTENTIAL REALIZABLE
                                                                                                     VALUE AT ASSUMED
                                                                                                     ANNUAL RATES OF
                                                                                                       STOCK PRICE
                                                                                                     APPRECIATION FOR
                                       INDIVIDUAL GRANTS                                             OPTION TERM (2)
-------------------------------------------------------------------------------------------------    ---------------
                                        NUMBER OF      % OF TOTAL
                                        SECURITIES      OPTIONS
                                       UNDERLYING      GRANTED TO     EXERCISE
                          DATE OF        OPTIONS      EMPLOYEES IN      PRICE       EXPIRATION
        NAME               GRANT       GRANTED (1)    FISCAL YEAR     ($/SHARE)        DATE          5% ($)      10% ($)
--------------------- ---------------- ------------- --------------- ------------ --------------- ---------- ------------
Douglas A. Parker     March 7, 2000          50,000            6.9%        $3.00   March 7, 2010    $94,500     $239,000

Leonard F. Parker     March 7, 2000          50,000            6.9%        $3.00   March 7, 2010    $94,500     $239,000

John F. Wilkens       March 7, 2000          10,000            1.4%        $3.00   March 7, 2010    $18,900      $47,800


(1) All such options were granted under the 1999 Stock Option Plan and become exercisable in installments over three years. Under our 1999 Stock Option Plan, these options will become immediately exercisable in the event of certain change of control transactions.

(2) Potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (10 years) at the annual rate specified (5% and 10%). The 5% and 10% assumed annual rates of appreciation are mandated by SEC rules and do not represent our estimate or projection of the future price of our common stock. We do not believe that this method accurately illustrates the potential value of a stock option.

AGGREGATED FISCAL YEAR-END OPTION VALUES

         The following table sets forth certain information regarding unexercised stock options held by the Named Executive Officers as of December 31, 2000. No stock options were exercised by the Named Executive Officers during 2000. No stock appreciation rights have been granted or are outstanding.

                     NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                    UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS/
                  OPTIONS AT FISCAL YEAR-END        AT FISCAL YEAR-END
NAME               EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE($)(1)
----               -------------------------   -------------------------------


Douglas A. Parker      102,666 / 47,334                    (2)

Leonard F. Parker       16,666 / 33,334                    (2)

John F. Wilkens          9,333 / 13,167                    (2)

(1) On December 29, 2000, the last trading day of the fiscal year, the last reported sales price of the Common Stock on the American Stock Exchange was $0.375 per share.

(2) The option exercise prices exceed $0.375 and accordingly, such options are not in the money.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The voting securities of the Company outstanding on June 11, 2001 consisted of 15,112,867 shares of Common Stock. The following table sets forth information concerning ownership of the Common Stock, as of such date by (i) each director, (ii) the Named Executive Officers (as defined in "Executive Compensation"), (iii) all directors, and executive officers as a group, and (iv) each person who, to the knowledge of management, owned beneficially more than 5% of the Common Stock. Unless otherwise indicated, the address of each person listed below is 201 Alhambra Circle, Coral Gables, Florida 33134.

                                                                       COMMON STOCK       PERCENT OF
BENEFICIAL OWNER (1)                                                 BENEFICIALLY OWNED   CLASS(2)
--------------------                                                 ------------------   ----------
Leonard F. Parker (3) ..........................................           304,769         2.0%

Douglas A. Parker (4) ..........................................           631,951         4.1%

Richard A. Bartlett (5) ........................................           146,499           *
c/o Resource Holdings Associates, L.P.
520 Madison Avenue, 40th Floor
New York, New York 10022

Louis K. Adler (6) .............................................           113,333           *
910 Travis Street, Suite 1950
Houston, Texas 77002-5809

George Asch (7) ................................................           113,333           *
c/o Gray Seifert & Company, Inc.
380 Madison Avenue
New York, New York 10022

John F. Wilkens (8) ............................................            12,666           *

Hathaway & Associates, Ltd. (9) ................................           800,000         5.3%
119 Rowayton Avenue
Rowayton, Connecticut 06853

All Executive Officers and Directors as a group (6 persons) (10)         1,322,551         8.6%

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

(3) Consists of (a) 271,435 shares of Common Stock held individually by Mr. Leonard Parker, and (b) 33,334 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at an exercise price of $3.00 per share currently held by Mr. Leonard Parker.

(4) Consists of (a) 512,617 shares of Common Stock held individually by Mr. Douglas Parker, (b) 65,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at an exercise price of $6.75 per share, (c) 21,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at an exercise price of $12 per share, and (d) 33,334 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at an exercise price of $3.00 per share currently held by Mr. Douglas Parker.

(5) Consists of (a) 108,166 shares of Common Stock owned individually by Mr. Bartlett, (b) 15,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $2.75 per share, (c) 10,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $6.125 per share, (d) 10,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $9.50 per share, and (e) 3,333 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $1.94 per share currently held by Mr. Bartlett.

(6) Consists of (a) 75,000 shares of Common Stock held individually by Mr. Adler, (b) 15,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $2.75 per share, (c) 10,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $6.125 per share, and (d) 10,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $9.50 per share, and (f) 3,333 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $1.94 per share held by Mr. Adler.

(7) Consists of (a) 75,000 shares of Common Stock held individually by Mr. Asch, (b) 10,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $6.50 per share, (c) 10,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $9.50 per share and (d) 6,667 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $9.50 per share, and (f) 3,333 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $1.94 per share held by Mr. Asch.

(8) Consists of (a) 3,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $10.25 per share, (b) 3,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $8.94 per share, and (c) 6,666 shares of Common Stock issuable upon exercise of presently exercisable options to purchase shares of Common Stock at an exercise price of $3.00 per share held by Mr. Wilkens.

(9) Included in reliance on information contained in a Schedule 13G, dated December 21, 2000, and filed with the Securities and Exchange Commission on January 5, 2001 by Hathaway & Associates, Ltd., reporting sole voting power of 800,000 and sole dispositive power of 800,000 shares.

(10)  See notes (3) - (8) above.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Index of Financial Statements of Hotelwork.com Inc.

         (1)      Financial Statements included under Item 8:
                  Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for years ended
                    December 31, 2000, 1999 and 1998
                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998
                  Consolidated Statements of Cash Flows for the years ended
                    December 31, 2000, 1999 and 1998
                  Notes to Consolidated Financial Statements

         (2)      Financial Statements Schedules:
                  Schedule I  - Condensed Financial Information of Registrant
                  Schedule II - Valuation and Qualifying Accounts

         (3)      Report of Independent Certified Public Accountants

(b)      Exhibits

EXHIBIT
 NUMBER                                 EXHIBITS
--------                                --------

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

EXHIBIT
 NUMBER                                 EXHIBITS
--------                                --------


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

 10.26 Stipulation of Settlement and Mutual Release between Hospitality Worldwide Services and Prime Hospitality Corporation dated December 14, 1999.

 10.27         Hospitality Worldwide Services, Inc. 1999 Stock Option Plan.

 10.28 Second Amended and Restated Loan Agreement between Bank of America, N.A. and Bekins Distribution Services Co., Inc. dated September 1, 2000 (Incorporated by reference to Exhibit 10.28 to the Company's Form 10-Q for the quarter ended September 30,
               2000).

 10.29         Overadvance Term Note by Bekins Distribution Services Co., Inc.
               in favor of Bank of America, N.A. dated September 1, 2000 (Incorporated by reference to Exhibit 10.29 to the Company's Form 10-Q for the quarter ended September 30, 2000).

 10.30 Revolving Note by Bekins Distribution Services Co., Inc. in favor of Bank of America, N.A. dated September 1, 2000 (Incorporated by reference to Exhibit 10.30 to the Company's Form 10-Q for the quarter ended September 30, 2000).

*10.31 Amended and Restated Agreement among the Company, HSBC Bank USA and Hospitality Restoration and Builders, Inc. dated December 15, 2000.

 11 Computation of earnings per share (Incorporated herein by reference to Note 16 to the Company's Consolidated Financial Statements).

*21            Subsidiaries of the Company.

------------------
*Filed herewith.

(c)      Reports on Form 8-K

         The Company filed a Form 8-K on December 21, 2000 to report that it had negotiated and excuted an Amended and Restated Agreement with HSBC Bank USA.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HOTELWORKS.COM, INC.


Dated:  June 18, 2001         By: /s/  DOUGLAS A. PARKER
                                  --------------------------------------------
                                  Douglas A. Parker, Chief Executive Officer,
                                  (principal executive officer)
                                  President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                  SIGNATURE                                     TITLE                              DATE
                  ---------                                     -----                              ----

/s/  LEONARD F. PARKER                         Chairman of the Board, Secretary                June 18, 2001
------------------------------------           And Director
Leonard F. Parker


/s/  DOUGLAS A. PARKER                         Chief Executive Officer, President and          June 18, 2001
------------------------------------           Director
Douglas A. Parker


/s/  JOHN F. WILKENS                           Vice President - Treasurer (principal           June 18, 2001
------------------------------------           financial officer, principal
John F. Wilkens                                accounting officer)


/s/  LOUIS K. ADLER                            Director                                        June 18, 2001
------------------------------------
Louis K. Adler


/s/  GEORGE ASCH                               Director                                        June 18, 2001
------------------------------------
George Asch


/s/  RICHARD A. BARTLETT                       Director                                        June 18, 2001
------------------------------------
Richard A. Bartlett


ITEM 8.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                 PAGE NO.
                                                                                                 --------
HOTELWORKS.COM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                  BDO Seidman, LLP                                                               F-2

CONSOLIDATED FINANCIAL STATEMENTS:

                  Balance sheets                                                                 F-3
                  Statements of operations                                                       F-4
                  Statements of stockholders' equity                                             F-5
                  Statements of cash flows                                                       F-6, F-7
                  Notes to consolidated financial statements                                     F-8-F-30
                  Schedule I  - Condensed Financial Information of Registrant                    F-31-F-34
                  Schedule II - Valuation and Qualifying Accounts                                F-35

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Hotelworks.com, Inc.
Coral Gables, Florida



We have audited the accompanying consolidated balance sheet of Hotelworks.com as of December 31, 2000 and the related consolidated statements of operations, (capital deficit) and cash flows for the year then ended. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedules. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hotelworks.com at December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the schedules present fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 2000.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered significant recurring losses from operations, has a net capital deficiency, a working capital deficiency and is engaged in significant litigation that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                BDO Seidman, LLP

Miami, Florida
June 6, 2001

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                ASSETS (NOTE 10)

                                                                                 2000                  1999
                                                                            ------------          ------------
Cash and cash equivalents                                                   $  4,976,963          $  4,559,938
Accounts receivable, net of allowance for doubtful accounts                   33,676,781            28,300,842
      of $2,002,051 and $1,743,364
Costs and estimated earnings in excess of billings (Note 7)                           --               276,000
Deposits with vendors                                                         10,762,510             7,050,701
Income taxes refundable (Note 11)                                                490,302             3,906,804
Prepaids and other current assets                                                446,550             1,187,637
                                                                            ------------          ------------
      Total current assets                                                    50,353,106            45,281,922
Property and equipment, net (Notes 5 and 8)                                    5,315,324             5,195,180
Goodwill, net (Notes 5 and 6)                                                 10,638,579            11,038,178
Other assets                                                                     101,926                85,818
Non-current assets of discontinued operations (Note 4)                            93,835               180,067
                                                                            ------------          ------------
                                                                            $ 66,502,770          $ 61,781,165
                                                                            ------------          ------------

             LIABILITIES AND (CAPITAL DEFICIT) STOCKHOLDERS' EQUITY

Accounts payable                                                            $ 26,988,156          $ 21,247,448
Accrued expenses and other liabilities                                         5,085,245             5,550,258
Billings in excess of costs and estimated earnings (Note 7)                    1,294,373               142,000
Customer deposits                                                             14,136,174            12,017,566
Current portion of long-term debt (Note 10)                                    3,165,880             2,902,000
Loans payable  (Note 9)                                                               --            15,835,000
Net current liabilities of discontinued operations (Note 4)                    7,366,432             3,542,293
                                                                            ------------          ------------
      Total current liabilities                                               58,036,260            61,236,565

Long-term debt (Note 10)                                                      10,255,906                68,294
                                                                            ------------          ------------
      Total liabilities                                                       68,292,166            61,304,859
                                                                            ------------          ------------

Commitments and contingencies (Notes 3 and 13)

(Capital deficit) stockholders' equity:  (Note 15)
8% convertible preferred stock, $.01 par value, $1 stated,                    1,000,000                    --
         value, 5,000,000 shares authorized, 1,000,000 and 0
         shares issued and outstanding
Common stock, $.01 par value, 50,000,000 shares authorized,                      149,125               146,592
         14,912,867 and 14,659,067 issued and outstanding
Additional paid-in capital                                                    60,019,244            59,612,964
(Deficit)                                                                    (62,957,765)          (59,283,250)
                                                                            ------------          ------------
      Total (capital deficit) stockholders' equity                            (1,789,396)              476,306
                                                                            ------------          ------------
                                                                            $ 66,502,770          $ 61,781,165
                                                                            ------------          ------------


See accompanying report of independent certified public accountants and notes to consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------------------
                                                                        2000                1999                1998
                                                                    -------------       -------------       -------------
Revenues                                                            $ 216,355,887       $ 223,424,822       $ 176,744,593

Cost of revenues                                                      202,509,785         211,952,584         163,142,439
                                                                    -------------       -------------       -------------
          Gross profit                                                 13,846,102          11,472,238          13,602,154
Selling, general and administrative expenses                           16,391,932          22,697,922          16,659,136

Asset impairment charge (Note 5)                                               --           9,252,000                  --
                                                                    -------------       -------------       -------------
          Loss from operations                                         (2,545,830)        (20,477,684)         (3,056,982)

                                                                    -------------       -------------       -------------
Other income (expense):
     Interest expense                                                  (1,795,859)         (1,774,111)           (756,100)
     Interest income                                                      543,010             902,753           1,297,245
                                                                    -------------       -------------       -------------
     Total other income (expense)                                      (1,252,849)           (871,358)            541,145
                                                                    -------------       -------------       -------------
          Loss from continuing operations before                       (3,798,679)        (21,349,042)         (2,515,837)
          Income tax provision (benefit) (Note 11)                         77,000          (3,103,829)           (447,263)
                                                                    -------------       -------------       -------------
          Loss from continuing operations                              (3,875,679)        (18,245,213)         (2,068,574)
                                                                    -------------       -------------       -------------
Discontinued operations (Notes 4 and 11):

     Income (loss) from operations of discontinued businesses,                 --         (22,589,150)          2,192,812
       net of tax
     Gain (loss) on disposal of discontinued businesses,
       including provision of $2,290,000 in 1999 and
       $104,000 in 1998 for operating losses during
       phase-out period, net of tax                                       204,671         (17,169,880)            (90,900)
                                                                    -------------       -------------       -------------
       Income (loss) from discontinued operations                         204,671         (39,759,030)          2,101,912
                                                                    -------------       -------------       -------------
          Net income (loss)                                         $  (3,671,008)      $ (58,004,243)      $      33,338
                                                                    -------------       -------------       -------------

Basic and diluted loss per common share (Note 16):

        Loss from continuing operations                             $       (0.26)      $       (1.35)      $       (0.19)
                                                                    -------------       -------------       -------------
       Discontinued operations:
          Income (loss) from operations                                        --               (1.65)               0.18
          Gain (loss) on disposal                                            0.01               (1.26)              (0.01)
                                                                    -------------       -------------       -------------
          Income (loss) from discontinued operations                         0.01               (2.91)               0.17
                                                                    -------------       -------------       -------------
          Net loss                                                  $       (0.25)      $       (4.26)      $       (0.02)
                                                                    -------------       -------------       -------------

Weighted average common shares outstanding - basic and diluted         14,815,908          13,665,465          12,092,437
                                                                    -------------       -------------       -------------



See accompanying report of independent certified public accountants and notes to consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                              PREFERRED STOCK               COMMON STOCK                                          TOTAL
                        ---------------------------  -------------------------                                STOCKHOLDERS'
                                                       NUMBER OF                   ADDITIONAL                     EQUITY
                        NUMBER OF         STATED         SHARES                    PAID-IN                        (CAPITAL
                          SHARES           VALUE      OUTSTANDING   PAR VALUE       CAPITAL       (DEFICIT)       DEFICIT)
                        ------------   ------------   ------------  ------------  ------------   ------------   ------------
BALANCE,
December 31, 1997            200,000   $  5,000,000     11,345,572  $    113,456  $ 47,519,725   $   (907,345)  $ 51,725,836
Exercise of stock
  options and
  warrants                        --             --        265,667         2,657       768,024             --        770,681
Issuance of shares
  in connection with
  acquisition                     --             --        514,117         5,141     6,165,859             --      6,171,000
Conversion of
  preferred stock            (80,000)    (2,000,000)       584,800         5,848     1,994,152             --             --
Net income                        --             --             --            --            --         33,338         33,338
Preferred dividends
  accrued                         --             --             --            --            --       (270,000)      (270,000)
                        ------------   ------------   ------------  ------------  ------------   ------------   ------------
BALANCE                      120,000      3,000,000     12,710,156       127,102    56,447,760     (1,144,007)    58,430,855
December 31, 1998
Exercise of stock
  options                         --             --         40,000           400        80,294             --         80,694
Conversion of
  preferred stock           (120,000)    (3,000,000)     1,269,399        12,695     2,987,305             --             --
Issuance of shares
  in connection with
  acquisition                     --             --        639,512         6,395        (6,395)            --             --
Warrants issued for
  services                        --             --             --            --       104,000             --        104,000
Net loss                          --             --             --            --            --    (58,004,243)   (58,004,243)
Preferred dividends
  accrued                         --             --             --            --            --       (135,000)      (135,000)
                        ------------   ------------   ------------  ------------  ------------   ------------   ------------
BALANCE                           --             --     14,659,067       146,592    59,612,964    (59,283,250)       476,306
December 31, 1999
Exercise of stock
  options and warrants            --             --        153,800         1,533       310,920             --        312,453
Stock and options
  issued in                       --             --        100,000         1,000        95,360             --         96,360
  settlements (Note 4)
Issuance of shares
  in connection with
  refinancing              1,000,000      1,000,000             --            --            --             --      1,000,000

Net loss                          --             --             --            --            --     (3,671,008)    (3,671,008)

Preferred dividends
  accrued                         --             --             --            --            --         (3,507)        (3,507)
                        ------------   ------------   ------------  ------------  ------------   ------------   ------------
BALANCE
 December 31, 2000         1,000,000   $  1,000,000     14,912,867  $    149,125  $ 60,019,244   $(62,957,765)  $ (1,789,396)
                        ------------   ------------   ------------  ------------  ------------   ------------   ------------



See accompanying report of independent certified public accountants and notes to consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                                2000            1999            1998
                                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          ($ 3,671,008)   ($58,004,243)   $     33,338

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization                                 1,351,768       2,208,706       1,667,785
Provision for bad debts                                         764,562       1,632,922         668,922

Loss (gain) from operations of discontinued businesses               --      18,857,810      (2,858,325)
Loss (gain) on disposal of discontinued businesses             (204,671)     16,557,668         150,000
Asset impairment charge                                              --       9,252,000              --
Deferred income tax provision (benefit)                              --       4,535,178      (3,796,090)
(Increase) decrease in current assets:
Accounts receivable                                          (6,140,501)      4,441,236     (14,817,443)

Costs  and estimated earnings in excess of billings             276,000         221,717         (86,878)
Deposits with vendors                                        (3,711,809)      5,708,745      (8,504,265)
Income taxes refundable                                       3,416,502      (3,906,804)             --
Prepaid and other current assets                                741,087        (296,713)        245,399
Other assets                                                    (16,108)        696,903         166,684
Increase (decrease) in current liabilities:
Accounts payable                                              5,740,708      (3,268,623)      8,547,541
Accrued expenses and other liabilities                         (237,160)      1,063,029       2,451,782

Billings in excess of costs and estimated earnings            1,152,373         (85,000)         80,800
Customer deposits                                             2,118,608      (7,846,279)      6,540,274
Income taxes payable                                                 --        (176,045)        168,376
                                                           ------------    ------------    ------------
     Net cash provided by (used in) operating activities
        of continuing Operations                              1,580,351      (8,407,793)     (9,342,100)
                                                           ============    ============    ============
     Net cash (used in) operating activities of
        Discontinued operations                                (469,958)     (4,710,429)     (8,492,603)
                                                           ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                    --              --      (8,500,000)
Sale of marketable securities                                        --       8,500,000      18,915,686
Cash acquired upon acquisition, net of acquisition costs             --              --         (62,000)
Purchases of property and equipment                          (1,072,313)     (1,705,479)     (3,156,883)
                                                           ------------    ------------    ------------
     Net cash provided by (used in) investing activities
        of continuing operations                             (1,072,313)      6,794,521       7,196,803
                                                           ------------    ------------    ------------
     Net cash provided by (used in) investing
          activities of discontinued operations                      --       4,599,657      (9,490,769)
                                                           ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on loans payable                            --       4,910,000      26,625,000
Repayment of loans payable                                   (5,950,000)             --     (15,700,000)
Repayment of long term debt                                  (1,045,513)       (615,568)     (1,352,285)
Payment of preferred stock dividends                           (135,000)       (270,000)             --
Borrowings on long-term debt                                  7,197,005              --              --
Proceeds from exercise of stock options and warrants            312,453          80,694         770,681
                                                           ============    ============    ============
     Net cash provided by (used in) financing activities
        of continuing operations                                378,945       4,105,126      10,343,396
                                                           ============    ============    ============
NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS
                                                                417,025       2,381,082      (9,785,273)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                4,559,938       2,178,856      11,964,129
                                                           ============    ============    ============
CASH AND CASH EQUIVALENTS, END OF  PERIOD                  $  4,976,963    $  4,559,938    $  2,178,856
                                                           ============    ============    ============

See accompanying report of independent certified public accountants and notes to consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                       2000         1999         1998
                                                    ----------   ----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest                                            $1,875,333   $1,550,027   $  794,724
Income taxes                                            65,360      466,081    3,826,546

Cash received during the period for:

Income tax refunds                                   3,416,502           --           --

NON-CASH ACTIVITIES:

Net assets acquired (including goodwill and other           --           --    6,233,000
intangibles)
Stock issued for assets acquired                            --           --    6,171,000
Options and warrants issued for services                    --      104,000           --
Stock and options issued in settlements                 96,360           --           --
Preferred stock cash dividends accrued                      --      135,000      270,000
Preferred stock in-kind dividends accrued                3,507           --           --
Conversion of preferred stock into common stock             --    3,000,000    2,000,000
Refinancing of HSBC debt                             9,885,000           --           --


See accompanying report of independent certified public accountants and notes to consolidated financial statements.

                     HOTELWORKS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND BUSINESS

         Hotelworks.com, Inc., formerly known as Hospitality Worldwide Services, Inc., (the "Company"), was incorporated in the State of New York on October 10, 1991. Through its wholly owned operating subsidiaries, the Company performs purchasing services of furniture, fixtures and equipment, and operating supplies and equipment for leading hotels and hospitality customers; performs reorder services of operating supplies and equipment for leading hotel and hospitality customers; and performs logistics services, including transportation, warehousing and installation, to a wide variety of customers. Through September 1999, the Company's core businesses also included providing renovation services to the hospitality industry as well as being active in the real estate investment and asset management business.

         In September 1999, the Company announced a strategic initiative to reposition the core supply and distribution businesses, and to divest itself of its renovation business and real estate investment and asset management business. In December 1998, the Company decided to discontinue its hotel development business. As a result, the Company has reflected the operating results associated with the renovation, real estate investment and asset management, and hotel development businesses, as well as the estimated losses on disposal, as discontinued operations on the consolidated statements of operations for all years presented. Discontinued operations are further discussed in Note 4.

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

         REVENUE RECOGNITION

PURCHASING BUSINESS (LPC)

         The Company recognizes earnings for fixed fee service contracts under the percentage of completion method. Under this method, the Company recognizes as earnings that portion of the total earnings anticipated from a contract measured by which the ratio of efforts expended bears to the estimated efforts over the life of the contract. Earnings for variable fee service contracts, where the fee is usually a percentage of the merchandise purchased, are generally recognized upon completion of the associated service.

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

REORDER BUSINESS (PARKER REORDER)

         The Company recognizes earnings for variable fee service contracts, where the fee is usually a percentage of the merchandise purchased, upon completion of the associated service. The Company performs reorder services either acting as a principal, for which it functions in a manner similar to a purchaser and reseller of merchandise, or as an agent. As an agent, revenues include solely the service fee income and the cost of the contracts includes labor and other direct costs associated with the contract and those indirect costs related to contract performance. As a principal, the revenues and cost of the contracts also include the associated merchandise purchased for the customer, which are recognized when the merchandise is shipped directly from the vendor to the customer.

LOGISTICS BUSINESS (BEKINS)

         The Company recognizes earnings on logistics and installation services under the percentage of completion method. Under this method, the Company recognizes as earnings that portion of the total earnings anticipated from a contract measured by which the ratio of efforts expended bears to the estimated efforts over the life of the contract. The cost of the contracts includes labor and other direct costs associated with the contract, including warehousing and transportation costs, and those indirect costs related to contract performance.

         DEPRECIATION AND AMORTIZATION

         The Company calculates depreciation on property and equipment on the straight-line method. Estimated useful lives are as follows: office equipment, 5 years; software, 5 years; furniture and fixtures, 7 years; and building and improvements, 25 years. Leasehold improvements to property used in the Company's operations are amortized on a straight-line basis over the lease terms. Maintenance and repairs are expensed currently, while expenditures for betterments are capitalized.

         WEB SITE DEVELOPMENT

         The Emerging Issues Task Force ("EITF") recently issued EITF Issue No. 00-2, Accounting for Web Site Development Costs, in which the Task Force specified the types of costs that should be capitalized and those that should be expensed relating to web site development costs. The EITF is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000, including costs incurred for projects in process as of the beginning of the quarter in which the new rules are adopted, with earlier application encouraged. In connection with the adoption of this EITF, the Company capitalized $221,872 of web site development costs and expensed $17,829 of web site costs for the year ended December 31, 2000. The capitalized costs are included in property and equipment, net in the accompanying consolidated balance sheet. The Company will amortize the web site development costs over 3 years.

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

         GOODWILL

         Goodwill is amortized on a straight-line basis over its estimated useful life of 30 years. Goodwill represents the costs of an acquisition in excess of the fair value of net assets acquired at the date of acquisition. Accumulated amortization was $1,359,391 and $959,792 at December 31, 2000 and 1999, respectively.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued and other liabilities and long-term debt approximate the fair values as of December 31, 2000, due to the short-term maturity of these instruments. The carrying amounts as of December 31, 2000 of costs and estimated earnings in excess of billings, deposits with vendors, billings in excess of costs and estimated earnings, and customer deposits approximate fair value as these amounts are due or payable within the Company's operating cycle.

         SHIPPING AND HANDLING FEES

         The Company includes shipping and handling fees billed to customers as revenues and the related costs as cost of revenues. Such fees and costs are primarily comprised of outbound freight. Included in revenues in the accompanying consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998 are shipping and handling fees of approximately $8,900,000, $8,248,000 and $6,990,000, respectively. Amounts for prior periods presented have been reclassified.

         ADVERTISING COSTS

         The Company expenses advertising costs as incurred. Advertising expenses included in selling, general and administrative expenses for the years ended December 31, 2000, 1999 and 1998 were approximately $125,000, $100,000 and $160,000, respectively.

         NEW ACCOUNTING PRONOUNCEMENTS

         During 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights and obligations under the contract and that all derivative instruments be measured at fair value. This pronouncement is required to be adopted by January 1, 2001. The Company did not engage in derivative instruments or hedging activities in any periods presented in the consolidated financial statements. Management has determined that the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

         Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements", provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. The Company implemented SAB during 2000, and its adoption did not have a material impact on the Company's consolidated financial statements. In September 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" which requires companies to record shipping and handling fees charged to customers as revenues and the related costs as expenses. The Company implemented EITF 00-10 as of October 1, 2000. Amounts relating to prior periods presented have been reclassified to conform to the new issue.

         Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaces SFAS 125 and is effective for transfers and servicing of financial assets and extinguishments occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not have a material impact on the Company's consolidated earnings or financial statements.

         In March, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Interpretation No. 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Based Compensation. Interpretation No. 44 became effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. The adoption of Interpretation No. 44 did not have a material impact on the Company's consolidated financial statements.

3.       GOING CONCERN

         The Company's consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company was severely affected in 1999 and 2000 by significant losses from continuing operations and discontinued operations, which has resulted in a significant deterioration of the stockholders' equity of the Company from $58.4 million at December 31, 1998 to $0.5 million at December 31, 1999 to a capital deficit of $1.8 million at December 31, 2000. In addition, the Company has a working capital deficiency and is engaged in significant litigation (see Note 13). These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

         The losses from continuing operations in 1999 emanated from a reduction in the gross margins realized within the purchasing business as compared to prior years; an increase in selling, general and administrative expenses due to an expansion of the administrative staff of the on-going businesses and expenses related to employee terminations and other costs associated with the closing of the Company's corporate office in New York; and an asset impairment charge of $9.3 million related to the Parker FIRST software product. Management has taken the following steps in 2000 and 2001 to improve its operations and reduce its losses from continuing operations. Management has (a) undertaken a comprehensive review of its on-going businesses, (b) implemented steps to improve the gross margin on its contracts and by reducing overhead and labor costs, (c) reduced its selling, general and administrative expenses, (d) successfully renegotiated defaulted credit lines and (e) sold its Orlando warehouse in March 2001, the proceeds of which were used to pay-off substantially all of the mortgage note and term loan with Bank of America.

         As further discussed In Note 4, the losses from discontinued operations in prior years relate to the Company's decision to divest itself of its renovation, real estate investment and asset management, and hotel development businesses. Management has been diligently attempting to resolve any remaining open matters relating to these businesses to avoid any further financial deterioration to the Company. Management believes that the reserves established in 1999 will be sufficient to cover any future obligations related to these discontinued operations and to bring all open matters to closure.

         In September 2000, the Company's wholly-owned subsidiary, Bekins, executed an Amended and Restated Loan Agreement with Bank of America, N.A. whereby the proceeds were primarily used to pay-off the Company's defaulted unsecured line of credit. As part of this Agreement, Bekins also restructured its term loan and mortgage note payable with Bank of America, N.A. to eliminate their default status. In conjunction with this Agreement, Bank of America, N.A. dismissed its legal action against the Company. In March 2001, Bekins sold for $2,265,500 its warehouse facility in Orlando, Florida, the net proceeds of which were used to repay the mortgage in full and reduce the remaining balance on the term loan to $107,000. In accordance with the Agreement, the remaining balance of the term loan was transferred to the overadvance term loan and the term loan was retired. In December 2000, the Company executed an Amended and Restated Loan Agreement with HSBC Bank USA ("HSBC"). This Agreement consists of two debt instruments and $1 million of convertible preferred stock, which were used to pay off the Company's defaulted unsecured line of credit with HSBC.

         For 2001, the Company projects a net cash flow deficit from operations and cash requirements related to the development of its internet web-based reorder system of approximately $200,000. The net cash flow deficit from operations for 2001 primarily relates to continued losses of the Parker Reorder business and corporate expenses. Management believes that its review of the on-going businesses' gross margins and related expenses, the receipt of settlement payments from former officers and customers, the proceeds from the sale of Bekins' Orlando warehouse, and its ability to defer certain capital expenditures and other current payment obligations, if necessary, will provide sufficient funds to cover cash flow deficits in 2001.

         Net cash provided by operating activities of continuing operations was $1,580,351 for the year ended December 31, 2000, compared to net cash used of $8,407,793 for 1999. During the year ended December 31, 2000, cash primarily generated from an increase in accounts payable and customer deposits and by a decrease in income taxes refundable was partially offset by an increase in accounts receivable and deposits with vendors.

4.       DISCONTINUED OPERATIONS

         In September 1999, the Company announced a strategic initiative to reposition the core supply and distribution businesses, and to divest itself of its renovation business and real estate investment and asset management business. In December 1998, the Company decided to discontinue its hotel development business. As a result, the Company has reflected the operating results associated with the renovation, real estate investment and asset management, and hotel development businesses, as well as the estimated losses on disposal, as discontinued operations on the consolidated statements of operations for all years presented. The loss from operations, net of taxes, for the discontinued businesses was $22,589,150 in 1999. The income from discontinued operations, net of taxes, was $2,192,812 for 1998. The loss on disposal, net of taxes, was $17,169,880 and $90,900 for 1999 and 1998, respectively. The loss on disposal principally includes reserves and write-offs of certain investments and receivables to their estimated recoverable amounts, the write-off of goodwill associated with these businesses, and accruals for estimated liabilities and operating losses during the phase-out period for the discontinued businesses. The gain on disposal, net of taxes, was $204,671 for 2000 and was related primarily to the reversal of an accrued liability recorded as a loss on disposal in 1999 on the Apollo Joint Venture.

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

        In September 1999, as part of the Company's strategic initiative discussed above, the Company decided to divest itself of its renovation business. The Company transferred certain in-process renovation contracts to a company owned by the former President of the renovation subsidiary in November 1999. The Company ceased the remaining renovation operations in 2000. However, the resolution date as to certain disputed receivables with customers related to specific renovation projects which have been substantially completed is uncertain. Losses from discontinued operations for 1999 and 1998 include provisions on contract receivables of approximately $17,090,000 and $8,863,000 related to renovation projects (including approximately $15,400,000 and $5,500,000, respectively, relating to the Servico litigation, see Note 13 c), which have been substantially completed but have not yet been closed out with customers. The loss on disposal in 1999 includes additional provisions on contract receivables of $2,075,000, a write-off of goodwill of approximately $5,000,000 and anticipated operating losses during the phase-out period of $2,066,000.

         In December 2000, as part of an Amended and Restated Loan Agreement with HSBC Bank USA ("HSBC"), HRB assigned a portion of its contract right in a disputed receivable with a former customer to HSBC in the form of a five-year $4,585,000 promissory note, bearing interest at the bank's prime rate. This HRB note is secured solely by its interest in the receivable and any collections are to be divided between HRB and HSBC according to a prescribed formula. At maturity, HRB has the option of extending the term for an additional twelve months, at which time, if the disputed receivable has not been resolved, title in full of the contract right along with the related debt passes to HSBC (see
Note 10).

REAL ESTATE INVESTMENT AND ASSET MANAGEMENT BUSINESS

         In May 1997, the Company entered into a joint venture ("Apollo Joint Venture") with Apollo Real Estate Advisors II, L.P. ("Apollo") and Watermark Investments Limited, LLC ("Watermark"), which is affiliated with Robert Berman, the former Chairman and Chief Executive Officer of the Company, to identify, acquire, renovate, refurbish and sell hotel properties. The Company performed the renovation and procurement services for the properties purchased by the Apollo Joint Venture. In addition, the Company acquired a non-controlling equity interest in each of the entities formed to purchase such properties. In September 1997, the Apollo Joint Venture acquired the Warwick Hotel in Philadelphia, Pennsylvania. The Company made cumulative capital contributions of approximately $791,000 to the joint venture operating entity that was formed to purchase the property. In March 1998, the Apollo Joint Venture acquired the Historic Inn in Richmond, Virginia. The Company made cumulative capital contributions of approximately $311,000 to the joint venture operating entity that was formed in connection with the purchase of the property. In September 1999, as part of the Company's strategic initiative discussed above, the Company decided to divest itself of its real estate investment and asset management business.

         In October 2000, the Company entered into an agreement to restructure its involvement in the Apollo Joint Venture. As a result of the restructuring, the Company exchanged mutual releases with Apollo, which released the Company from future obligations to the joint venture. In conjunction with this agreement, the Company surrendered its equity ownership interest, the Company issued 100,000 unregistered shares of its Common Stock to Apollo, warrants formerly issued to Apollo were returned to the Company and cancelled, and the Company received payment on its remaining receivables with the properties. The Company wrote off its investment in the Apollo Joint Venture in 1999, and as such, this agreement did not have a material impact on the current year financial statements. As a result of the agreement, the Company reversed an accrued liability recorded in 1999 related to the Apollo Joint Venture and recorded a gain on disposal of $204,671 in the 2000 consolidated statement of operations.

         In March 1998, the Company entered into a joint venture with ING Realty Partners ("ING Joint Venture"), to acquire the Radisson O'Hare (formerly Clarion Quality) Hotel in Chicago, Illinois, whereby the Company acquired a non-controlling equity interest in the ING Joint Venture. The Company also performed the renovation and procurement services for the property. The Company made cumulative capital contributions of approximately $3.2 million to the ING Joint Venture. In September 1999, as part of the Company's strategic initiative discussed above, the Company decided to divest itself of its real estate investment and asset management business.

         In May 2000, the Company entered into an agreement to restructure its involvement in the ING Joint Venture. As a result of the restructuring, the Company exchanged mutual releases with its joint venture partner, which released the Company from future obligations to the joint venture, in exchange for its equity ownership interest. The Company wrote off its investment in the ING Joint Venture in 1999, and as such, this agreement did not have a material impact on the 2000 financial statements.

      In February 1998, the Company formed a wholly owned subsidiary, HWS Real Estate Advisory Group, Inc. ("HWS REAG") to purchase the assets of Watermark's real estate advisory business, consisting primarily of contracts to perform future asset management and advisory services as well as certain equity interests in the Apollo Joint Venture. The purchase price for such business was $1,500,000 of cash. The acquisition was accounted for as a purchase with the results of HWS REAG included in the consolidated financial statements of the Company from the acquisition date. On September 30, 1999, the Company and Watermark entered into a Termination Agreement whereby all agreements between the parties were terminated, and among other things, includes a payment by Watermark to the Company of $885,000, that was made in December 1999.

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

                                                              2000           1999            1998
                                                         ------------   ------------    ------------
      RENOVATION BUSINESS:
           Revenues                                      $         --   $ 22,053,206    $ 56,014,202
           Income (loss) from operations, net of taxes             --    (21,223,412)      3,141,971
           Loss on disposal, net of taxes                          --     (9,847,414)             --

      REAL ESTATE INVESTMENT AND ASSET MANAGEMENT
      BUSINESS:

           Revenues                                                --             --         961,529
           Loss from operations, net of taxes                      --     (1,365,738)        (82,407)
           Gain (loss) on disposal, net of taxes              204,671     (5,652,262)             --

                                                              2000           1999            1998
                                                         ------------   ------------    ------------
      HOTEL DEVELOPMENT BUSINESS:

           Revenues                                                --             --              --
           Loss from operations, net of taxes                      --             --        (866,752)
           Loss on disposal, net of taxes                          --     (1,670,204)        (90,900)

      TOTAL DISCONTINUED OPERATIONS:
           Revenues                                                --     22,053,206      56,975,731
           Income (loss) from operations, net
           of taxes                                                --    (22,589,150)      2,192,812
           Gain (loss) on disposal, net of taxes              204,671    (17,169,880)        (90,900)


         The remaining assets and liabilities of the discontinued operations as of December 31, 2000 and 1999, as presented in the accompanying consolidated balance sheets, are as follows:

                                                                REAL ESTATE
                                                                INVESTMENT &        HOTEL
                                                RENOVATION    ASSET MANAGEMENT   DEVELOPMENT      TOTAL
                                                ----------    ----------------   -----------      -----
      DECEMBER 31, 2000:
      Accounts receivable                      $ 19,483,650    $         --    $         --    $ 19,483,650
      Allowance for doubtful accounts           (19,071,638)             --              --     (19,071,638)
      Prepaids and other current assets, net        110,000              --              --         110,000
      Accounts payable                           (1,548,735)             --              --      (1,548,735)
      Accrued and other liabilities                (707,082)     (1,000,000)        (47,627)     (1,754,709)
      Current portion of long-term debt          (4,585,000)             --              --      (4,585,000)
                                               ------------    ------------    ------------    ------------
      Net current liabilities                  $ (6,318,805)   $ (1,000,000)   $    (47,627)   $ (7,366,432)
                                               ------------    ------------    ------------    ------------
      Property and equipment, net                    30,000              --          23,640          53,640
      Other assets                                   18,638              --          21,557          40,195
                                               ------------    ------------    ------------    ------------
      Net non-current assets                   $     48,638    $         --    $     45,197    $     93,835
                                               ------------    ------------    ------------    ------------

      DECEMBER 31, 1999:
      Accounts receivable                      $ 23,535,764    $         --    $         --    $ 23,535,764
      Allowance for doubtful accounts           (20,903,638)             --              --     (20,903,638)
      Prepaids and other current assets, net        753,000              --              --         753,000
      Accounts payable                           (3,428,505)             --              --      (3,428,505)
      Accrued and other liabilities              (2,468,028)     (1,000,000)        (30,886)     (3,498,914)
                                               ------------    ------------    ------------    ------------
      Net current liabilities                  $ (2,511,407)   $ (1,000,000)   $    (30,886)   $ (3,542,293)
                                               ------------    ------------    ------------    ------------
      Property and equipment, net                    74,014              --          34,420         108,434
      Other assets                                   38,296              --          33,337          71,633
                                               ------------    ------------    ------------    ------------
      Net non-current assets                   $    112,310    $         --    $     67,757    $    180,067
                                               ------------    ------------    ------------    ------------

         Net current liabilities of discontinued operations at December 31, 2000 and 1999, include renovation accounts receivables which include unapproved change orders and estimated net claims, which involve negotiations with customers and in some cases has resulted in litigation. The Company believes that it has established contractual or legal bases for pursuing recovery of unapproved change orders and claims and it is management's intention to pursue these matters and litigate, if necessary, until a decision or settlement is reached. Unapproved change orders and claims involve the use of estimates and it is reasonably possible that revisions to the estimated recoverable amounts could be made within the next year. The settlement of these amounts depends on individual circumstances and negotiations with the counter party, accordingly, the timing of the collection will vary and may extend beyond one year.

5.       ASSET IMPAIRMENT CHARGE

         As a result of the Company's strategic initiative to reposition the core businesses into a business-to-business e-commerce company, the Parker Reorder proprietary software product, Parker Fully Integrated Reorder Systems Tracking ("Parker FIRST"), which is a client server-based system used by clients to reorder operating supplies and equipment, was phased out in 2000 as the Company migrated the reorder business to an internet web-based system. Consequently, management determined that the Parker FIRST system will not provide future long-term benefits to the Company. In addition, management determined that the goodwill and other intangibles associated with the acquisition of Parker Reorder in January 1997 is closely related to the Parker FIRST system, which was under development at the time of the acquisition. Accordingly, the Company recorded for the year ended December 31, 1999, an asset impairment charge of $9,252,000, consisting of net capitalized computer software costs associated with the Parker FIRST system of $3,099,000 and net goodwill and other intangibles of $6,153,000.

6.       ACQUISITIONS

         In January 1998, the Company acquired Bekins Distribution Services, Inc. ("Bekins"), a provider of transportation, warehousing and installation services to a variety of customers worldwide. Founded in 1969, Bekins is a logistical services company that serves clients who are opening, renovating or relocating facilities by assuring that materials, fixtures, furniture and merchandise are moved from multiple vendor locations to their ultimate destinations in a controlled orderly sequence so that each item can be installed on schedule. The purchase price of Bekins, including acquisition costs, of approximately $11,400,000 consisted of 514,117 shares of common stock and the assumption of certain Bekins' debt. Additionally, under the terms of the purchase agreement, the Company was required to issue an additional 639,512 shares of common stock in January 1999 as a result of the decrease in the price of the Company's common stock on the one year anniversary date of the acquisition, which was accounted for as an equity transaction resulting in no adjustment to the purchase price or reported net loss. The acquisition resulted in goodwill of approximately $7,400,000 which is being amortized on a straight-line basis over its estimated useful life of 30 years. The acquisition has been accounted for as a purchase with the results of Bekins included in the consolidated financial statements of the Company from the acquisition date.

7.       COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

         Costs and estimated earnings in excess of billings on uncompleted contracts represent unbilled receivables. Billings on uncompleted contracts in excess of costs and estimated earnings represent deferred revenue, and consists of:

                                                                                   DECEMBER 31,
                                                                           --------------------------------
                                                                               2000                 1999
                                                                           -----------          -----------
Costs incurred and earnings on uncompleted contracts                       $ 3,172,815          $ 6,132,097
Billings to date                                                            (4,467,188)          (5,998,097)
                                                                           -----------          -----------
Costs and estimated earnings on uncompleted contracts in excess of
billings                                                                    (1,294,373)             134,000
                                                                           -----------          -----------
Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings                                  --              276,000
Billings in excess of costs and estimated earnings                          (1,294,373)            (142,000)
                                                                           -----------          -----------
                                                                           $(1,294,373)         $   134,000
                                                                           -----------          -----------

8.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                                   DECEMBER 31,
                                                        --------------------------------
                                                            2000                 1999
                                                        -----------          -----------
Building and improvements                               $ 2,277,000          $ 2,264,874
Furniture and fixtures                                    1,093,011            1,043,599
Office equipment                                          2,401,489            2,227,554
Leasehold improvements                                      392,431              552,898
Software                                                  1,299,245              877,348
Web Site Development Costs                                  288,885               67,013
                                                        -----------          -----------
                                                          7,752,061            7,033,286
Less: Accumulated depreciation and amortization          (2,436,737)          (1,838,106)
                                                        -----------          -----------
                                                        $ 5,315,324          $ 5,195,180
                                                        -----------          -----------

9.       LOANS PAYABLE

         In March 1998, the Company obtained an unsecured line of credit with HSBC Bank USA ("HSBC"). This line expired on September 30, 1999, with outstanding borrowings of $9,885,000 and was refinanced in December 2000, into a new three-year term note with the Company, a new five-year note with the Company's subsidiary, HRB and $1 million of preferred stock. In July 1998, the Company obtained an unsecured line of credit with Bank of America N.A. (formerly Nations Bank). This line expired on September 30, 1999, with outstanding borrowings of $5,950,000 and was refinanced in September, 2000 into two new three-year notes with the Company's subsidiary, Bekins. Both unsecured lines charged interest at the bank's prime rate.

         The weighted average interest rates for 2000, 1999 and 1998 on the loans outstanding during the year were 9.17%, 8.45% and 8.20%, respectively.

10.      LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                                DECEMBER 31,
                                                                                       ------------------------------
                                                                                            2000               1999
                                                                                       -----------         ----------
Overadvance term loan with Bank of America N.A. issued by Bekins.  Payable in quarterly installments of $75,000 with the final balance due September, 2003
Interest is payable monthly at the bank's prime lending rate (9.50% at
December 31, 2000)                                                                     $ 5,300,000         $       --

Revolving note with Bank of America N.A. issued by Bekins. Interest only with balance due September 2003.  Interest is payable monthly at the bank's prime
lending rate (9.50% at December 31, 2000)                                                1,500,000                 --

Promissory note with HSBC Bank issued by the Company.  Payable in monthly installments of $50,000 with the final balance (remaining principal plus accrued interest) due December, 2003.  Interest is payable at maturity at the
bank's prime lending rate (9.50% at December 31, 2000)                                   4,015,781                 --

Term loan with Bank of America N.A. issued by Bekins. Payable in quarterly installments of $117,000 with the final balance due on April 1, 2001. Interest is payable monthly at the bank's prime lending rate (9.50% at December 31,
2000)                                                                                      918,000          1,386,000

Mortgage note payable with Bank of America N.A. issued by Bekins related to the building owned. Payable in quarterly installments of $31,000 with the final balance due on April 1, 2001. Interest is payable monthly at the bank's
prime lending rate (9.50% at December 31, 2000)                                          1,385,000          1,509,000


                                                                                                DECEMBER 31,
                                                                                       ------------------------------
                                                                                            2000               1999
                                                                                       -----------         ----------

Settlement agreement with West Atlantic Corp., payable in varying annual installments of $12,000 to $15,000 through November, 2006.  This obligation is
non-interest bearing                                                                        85,000                 --

Capital lease obligations issued by the Company covering various office equipment bearing interest at fixed rates of 9.60% to 16.62% with varying
payments through February, 2003                                                            172,072                 --

Capital lease obligations issued by Bekins covering various office furniture and equipment bearing interest at fixed rates of 6.75% to 10.50% with varying
payments through December 2001                                                               7,000             14,000

Capital lease obligations issued by LPC covering computer and office equipment bearing interest at fixed rates of 8% to 10%, with payments through October
2004                                                                                        38,933             61,294
                                                                                       -----------         ----------
                                                                                       $13,421,786         $2,970,294
                                                                                       -----------         ----------


         In September 2000, the Company's wholly-owned subsidiary, Bekins, executed an Amended and Restated Loan Agreement with Bank of America, N.A. whereby the proceeds were primarily used to pay-off the Company's defaulted unsecured line of credit. As part of this Agreement, Bekins also restructured its term loan and mortgage note payable with Bank of America, N.A. to eliminate their default status. Both new facilities are secured by the assets and stock of Bekins. Under the Agreement, Bekins is prohibited from paying any dividends on its stock to the Parent Company except for reimbursement of certain allocated overhead and administrative expenses. In conjunction with this Agreement, Bank of America, N.A. dismissed its legal action against the Company. In March 2001, Bekins sold for $2,265,500 its warehouse facility in Orlando, Florida, the net proceeds of which were used to repay the mortgage in full and reduce the remaining balance on the term loan to $107,000. In accordance with the Agreement, the remaining balance of the term loan was transferred to the overadvance term loan and the term loan was retired.

         In December 2000, the Company executed an Amended and Restated Loan Agreement with HSBC Bank USA ("HSBC"). This Agreement consists of two debt instruments ("HWS note, HRB note") and $1 million of 8% convertible preferred stock, which were used to pay off the Company's defaulted unsecured line of credit with HSBC. The Company signed a three-year promissory note (HWS note) with HSBC in the principal amount of $4,300,000 with a $300,000 principal payment paid signing and ongoing monthly principal payments of $50,000. Interest on the note accrues at the bank's prime rate and is due at maturity along with the remaining principal balance. The note is secured by the assets of the Parent Company and the capital stock of the Leonard Parker Company, Parker Reorder Online and Hospitality Restoration and Builders. The Company's discontinued subsidiary, HRB, assigned a portion of its contract right in a disputed receivable with a former customer to HSBC in the form of a five-year $4,585,000 promissory note, bearing interest at the bank's prime rate (see Note 13 c). This HRB note is secured solely by its interest in the receivable and any collections are to be divided between HRB and HSBC according to a prescribed formula. At maturity of the HRB note, the Company has the option of extending the term for an additional twelve months, at which time, if the disputed receivable has not been resolved, title in full of the contract right along with the related debt passes to HSBC. The preferred stock issued to HSBC under this Agreement was valued at $1 million on the date of issuance based on the then outstanding debt balance and is convertible into a total of 1 million shares of the Company's common stock. The note with HSBC Bank contains a covenant to submit audited financial statements to the Bank within 105 days of year-end. Due to the late filing of this Form 10-K, the Company is not in compliance with this covenant. The Company will cure this default upon the filing of this Form 10-K. Additionally, the Bank has advised the Company that they will not call the note as a result of this violation.

         The Company does have exposure to market risks associated with changes in interest rates given that the Company maintains long term debt facilities which have variable interest rates.

         The following represents aggregate annual principal payments on long-term debt, for the years ended December 31:

                2001                              $3,165,880
                2002                                 979,369
                2003                               9,227,807
                2004                                  18,730
                2005 and after                        30,000
                                                -------------
                                                 $13,421,786
                                                -------------

11.      INCOME TAXES

         The provision (benefit) for income taxes consists of the following:

                                                      2000             1999                 1998
                                                    -------         -----------          -----------
CONTINUING OPERATIONS
Current:
Federal                                             $    --         ($2,721,337)         ($  963,592)
State and Local                                      77,000            (574,118)             608,133
                                                    -------         -----------          -----------
     Total Current                                   77,000          (3,295,455)            (355,459)
                                                    -------         -----------          -----------
Deferred:
Federal                                                  --             151,377              (73,674)
State and Local                                          --              40,249              (18,130)
                                                    -------         -----------          -----------
     Total Deferred                                      --             191,626              (91,804)
                                                    -------         -----------          -----------
     Total                                           77,000          (3,103,829)            (447,263)
                                                    -------         -----------          -----------

OPERATIONS OF DISCONTINUED BUSINESSES
Current:
Federal                                                  --                  --            4,080,714
State and Local                                          --                  --              229,985
                                                    -------         -----------          -----------
     Total Current                                       --                  --            4,310,699
                                                    -------         -----------          -----------
Deferred:
Federal                                                  --           2,947,618           (2,925,453)
State and Local                                          --             783,722             (719,733)
                                                    -------         -----------          -----------
     Total Deferred                                      --           3,731,340           (3,645,186)
                                                    -------         -----------          -----------
     Total                                               --           3,731,340              665,513
                                                    -------         -----------          -----------

LOSS ON DISPOSAL OF DISCONTINUED BUSINESSES
Current:
Federal                                                  --                  --                   --
State and Local                                          --                  --                   --
                                                    -------         -----------          -----------
     Total Current                                       --                  --                   --
                                                    -------         -----------          -----------
Deferred:
Federal                                                  --             483,624              (47,280)
State and Local                                          --             128,588              (11,820)
                                                    -------         -----------          -----------
     Total Deferred                                      --             612,212              (59,100)
                                                    -------         -----------          -----------
     Total                                               --             612,212              (59,100)
                                                    -------         -----------          -----------
     Total Current Provision (Benefit)               77,000          (3,295,455)           3,955,240
     Total Deferred Provision (Benefit)                  --           4,535,178           (3,796,090)
                                                    -------         -----------          -----------
          Total Provision                           $77,000         $ 1,239,723          $   159,150
                                                    -------         -----------          -----------


      The current provision for income taxes in 2000 primarily represents state and local taxes arising in jurisdictions in which a consolidated tax return cannot be filed. The current benefit for income taxes in 1999 primarily represents the benefit associated with the Company's ability to carryback 1999 tax losses to prior years for federal, state and local tax purposes. The deferred provision in 1999 primarily represents the valuation allowance against the Company's previously recorded deferred tax assets. The Company has also provided a valuation allowance against deferred tax assets arising in 2000 and 1999, representing future deductible expenses, given the Company's current tax position.

         The following is a reconciliation of the Company's income tax provision (benefit) based on the statutory rate and the actual provision for continuing operations:

                                                                      2000                 1999               1998
                                                                  -----------          -----------          ---------
Statutory federal income tax at 34%                               ($1,317,731)         ($7,258,674)         ($855,385)

Current state and local taxes, net of federal tax benefit              50,820             (588,743)           389,402
Nondeductible goodwill amortization and expenses                       56,995            2,261,036            223,748
Prior year provision adjustment                                            --                   --           (205,028)
Net deferred state and local taxes on deferred tax assets            (164,232)                  --                 --
Increase in valuation allowance on deferred tax assets              1,451,148            2,482,552                 --
                                                                  -----------          -----------          ---------
                                                                  $    77,000          ($3,103,829)         ($447,263)
                                                                  -----------          -----------          ---------



         At December 31, 2000 and 1999, the Company has approximately $31,158,000 and $10,689,000, respectively, of federal net operating loss carryforwards expiring through 2020. Realization of approximately $21,570,000 and $20,119,000 net deferred tax assets at December 31, 2000 and 1999, respectively, resulting primarily from net operating loss carryforwards and allowance for doubtful accounts, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such assets.

      Deferred income taxes result from temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities. The source of these differences and the tax effect of each at December 31, 2000 and 1999 are as follows:

DEFERRED INCOME TAX LIABILITY (ASSET)                 2000                  1999
                                                 ------------          ------------
Warrant expense                                  $    (17,735)         $   (827,220)
Allowance for doubtful accounts                    (8,322,481)          (11,747,380)
Investment reserves and write-offs                         --            (1,907,379)
Operating losses during phase-out period             (100,815)             (199,038)
Depreciation and amortization expense                  96,184                25,000
Rent expense                                          (34,945)              (42,870)
Net operating loss carryforward                   (12,279,985)           (4,208,897)

Rebate income                                        (236,472)             (236,261)
Legal expenses                                       (413,826)             (586,716)
Other - accrued expenses                             (259,767)             (387,933)
                                                 ------------          ------------
Total                                             (21,569,842)          (20,118,694)

Valuation allowance                                21,569,842            20,118,694
                                                 ------------          ------------
Net                                              $          0          $          0
                                                 ------------          ------------

12.      RELATED PARTY TRANSACTIONS

(a) In connection with the Apollo Joint Venture on April 10, 1997, the Company and Resource Holdings, an entity affiliated with a director of the Company, entered into a financial advisory agreement pursuant to which Resource Holdings agreed to assist the Company in connection with negotiations relating to the Apollo Joint Venture and to provide general financial advisory, strategic planning and acquisition advice to the Company. In consideration for those services, the Company agreed to pay Resource Holdings 16 1/2% of certain distributions received by the Company from the Apollo Joint Venture (after certain distributions to the joint venture parties and returns on capital invested in each project in which the Apollo Joint Venture participates) and a monthly retainer of $10,000 per month. No distributions were received by the Company from Apollo in 2000, 1999 or 1998. The financial advisory agreement was terminated in April 1999.

(b) Officer and Employee Loans. At various times at the direction of certain former officers, but without Board of Director approval, the Company provided short-term loans to various officers and employees of the Company bearing interest at 12%. Loans provided during 2000, 1999, and 1998 amounted to $0, $39,500 and $3,590,000, respectively. The balance owed to the Company was $9,125 and $289,500 at December 31, 2000 and 1999, respectively. In 1998, the Company provided a loan of $3,200,000 to Watertone Holdings LP, a firm managed by Watermark. This loan was repaid in full in 1998 without interest. Watermark is affiliated with Robert Berman, the former Chief Executive Officer and Chairman of the Board, and certain former employees of the Company.

(c) In February 1998, the Company, through HWS REAG, purchased the assets of Watermark's real estate advisory business for consideration of $1,500,000 in cash. In September 1999, the Company and Watermark entered into a Termination Agreement pursuant to which Watermark paid $885,000 to the Company in December 1999.

(d) During 1999 and 1998, the Company provided renovation and procurement services to the Apollo Joint Venture and ING Joint Venture in which the Company had an ownership interest. The following revenues and gross profit, have been reflected in discontinued operations in the consolidated financial statements.

         YEAR ENDED                   DECEMBER 31, 1999     DECEMBER 31, 1998
         ----------                   -----------------     -----------------
         Revenues                       $16,065,121           $22,806,617
         Cost of revenues                14,790,131            21,684,241
                                        -----------           -----------
         Gross profit                   $ 1,274,990           $ 1,122,376
                                        -----------           -----------

Amounts receivable from the joint ventures were $2,100,077 at December 31, 1999.

(e) The Company entered into an Agreement with the Chairman of the Board of the Company effective July 1, 2001 to provide general consulting services to the Company for a one-year period for an aggregate compensation amount of $250,000. The Company prepaid the $250,000 in 2000 and has reflected this amount in accounts receivable, net in the consolidated balance sheet at December 31, 2000.

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

      The Orlando, Florida warehouse was sold and the ground lease assigned in March 2001, for $2,265,500, the net proceeds of which were used to repay the related mortgage in full and pay off substantially all of the term loan with Bank of America, N.A. (see Note 10). In anticipation of a sale, Bekins entered into a lease on warehouse space in Orlando in February 2000.

The aggregate future minimum lease payments due under operating leases, are as follows:

DECEMBER 31

2001                                             $1,808,525
2002                                              1,880,594
2003                                              1,675,856
2004                                              1,582,349
2005                                              1,416,192
Thereafter                                        4,179,239
                                                -------------
                                                 12,542,755
                                                -------------

      Rent expense for 2000, 1999 and 1998 was $1,833,164, $2,401,536 and
$2,101,282, respectively.

(B)   EMPLOYMENT AGREEMENTS

      The Company currently has employment agreements with four members of management personnel that expire from December 2001 to August 2002 at an aggregate annual compensation of $610,275.

(C)   LITIGATION

      The Company is a defendant in various litigation incident to its business and in some instances the amounts sought include substantial claims and counterclaims.

         In June 1999, Hospitality Restoration & Builders, Inc., a wholly owned subsidiary of the Company ("HRB"), filed a lawsuit in the Supreme Court, New York County against Servico, Inc. ("Servico"), six (6) Servico hotel subsidiary corporations, Servico's successor, Lodgian, Inc., and Impac Hotel Group. In general, the lawsuit alleged that Servico alleged that Servico breached its obligations to HRB under agreements pursuant to which HRB was to renovate certain hotel properties located in New York, Texas and Illinois. It was also claimed that Servico fraudulently induced HRB to perform work. HRB has asserted in the action that it suspended its work at these hotels due to Servico's failure to pay for certain completed work. Following HRB's suspension of work, Servico terminated HRB as the contractor at all the hotels. HRB is seeking damages in excess of $14.5 million. As a result of motions made by Servico, the actions related to the Texas and Illinois properties were dismissed for lack of jurisdiction and the claims based on fraud were also dismissed. HRB has subsequently filed actions against Servico in Texas and Illinois. With respect to the New York properties, Servico has counterclaimed against HRB to recover damages in excess of $19.0 million. The Company believes that it has meritorious defenses against Servico's counterclaims and that the outcome of this matter will not have a material adverse effect on the Company, however, because of the uncertainties inherant in the litigation process it is unable to predict the outcome and an adverse outcome in this action could have a material adverse effect on the Company.

         On February 3, 2000, Servico Rolling Meadows, Inc. ("Servico RM"), filed a lawsuit in the United States District Court for the Northern District of Illinois against HRB. In general, the lawsuit alleges that HRB furnished defective work and failed to complete work required under an agreement to renovate a hotel located in Rolling Meadows, Illinois. Servico RM is seeking damages in excess of $2.1 million. In response to this action, on March 10, 2000, HRB filed an answer in which it denied Servico RM's claims and asserted counterclaims against Servico RM for breach of contract and fraud, among other claims. HRB is seeking damages in an amount in excess of $2.8 million against Servico RM in connection with this counterclaim. To date, Servico RM has not answered or otherwise responded to HRB's claims and formal discovery has not yet been initiated. The Company believes that it has meritorious defenses against Servico's counterclaims and that the outcome of this matter will not have a material adverse effect on the Company, however, because of the uncertainties inherant in the litigation process it is unable to predict the outcome and an adverse outcome in this action could have a material adverse effect on the Company.

         On or about February 23, 2000, HRB filed a lawsuit in the District Court of Harris County, Texas against Servico Houston, Inc. ("Servico Houston"). In general, the lawsuit alleges that Servico breached its obligations to HRB under an agreement pursuant to which HRB was to renovate a hotel located in Houston, Texas and also fraudulently induced HRB to perform work at this hotel. HRB claims in this lawsuit that it suspended work at this hotel because it was not paid for completed work. Following its suspension, HRB was terminated as the contractor. HRB is seeking damages in an amount equal to the sum of at least $2,568,480 plus statutory interest. Servico Houston has answered, denied responsibility for any damages and counterclaimed to recover damages in the total amount of $2,822,856. The Company believes that it has meritorious defenses against Servico's counterclaims and that the outcome of this matter will not have a material adverse effect on the Company, however, because of the uncertainties inherant in the litigation process it is unable to predict the outcome and an adverse outcome in this action could have a material adverse effect on the Company.

         In June, 1998, an action (the "State Action") was brought against the Company by West Atlantic Corp. ("West Atlantic") in the Supreme Court of the State of New York. The State Action alleged that the Company retained West Atlantic pursuant to an agreement to perform certain marketing and selling services for the Company. The State Action further alleged that fees were allegedly earned and not paid under the Agreement and sought damages relating to an alleged breach of contract, damages with respect to alleged "significant benefits to the Company" and damages relating to breach of the duties of good faith and fair dealing. In November 2000, the Company and West Atlantic executed a settlement agreement. In connection therewith, the parties executed mutual releases, the Company agreed to pay to West Atlantic a total of $115,000 over six years and West Atlantic dismissed the State Action with prejudice. In connection with the State Action, the Company brought claims in federal and state court against Tova Schwartz, the former President and Chief Executive Officer of the Company's predecessor, seeking indemnification against the West Atlantic claims in the State Action, as well as compensatory damages and punitive damages for fraud, among other things. The state and federal actions claim that, among other things, Ms. Schwartz failed to disclose to the Company the existence of the Agreement and West Atlantic's claims thereunder, when the Company purchased from Ms. Schwartz certain shares of Common Stock of the Company which she then held, sold its lighting business to her and provided her with other severance benefits. Ms. Schwartz asserted counterclaims against the Company in the State Action, and she also joined Howard Anders and Robert Berman, former employees of the Company, as fourth-party defendants in the State Action. Ms. Schwartz asserted counterclaims against the Company in the federal action, and joined Mr. Anders, Mr. Berman and Alan Friedberg, a former employee of the Company, as additional counterclaim defendants in the federal action. The Company has concluded that, pursuant to the Company's By-Laws, Messrs. Anders and Berman are entitled to indemnification from the Company with respect to the state and federal actions. The Company has concluded that, pursuant to the Company's By-Laws, Messrs. Anders and Berman are entitled to indemnification from the Company with respect to the state and federal actions. In September 2000, the Company and Messrs. Anders and Berman entered into a stipulation with Ms. Schwartz pursuant to which they dismissed without prejudice all claims and counterclaims between them in the federal action. That stipulation was so-ordered by the court on November 2, 2000. As part of this disposition, the parties executed a separate side-agreement (not filed with the court) pursuant to which the Company agreed that Ms. Schwartz will not be precluded from raising a statute of limitations defense in the event the Company re-files against her the claims that were the subject of the federal action. In or about May 2001, the parties executed a stipulation of discontinue with respect to the third-and fourth-party actions under the stipulation, all claims and defenses in the third-and fourth-party actions are dismissed without prejudice pending the outcome of Ms. Schwartz's legal malpractice action against the Company's former counsel, Olshan Grundman Frome & Rosenzweig, and Robert Friedman, Esq. (collectively "Olshan"), arising out of Olshan's advice to the Company in connection with the Company's August 1995 transaction with AGF Interior Services (the "Olshan Action"). As part of the disposition of the third-and fourth-party actions, the parties agreed to toll the statute of limitations as to all claims in those actions until one year from the date that the Olshan Action is finally concluded. In the event that the Olshan Action is resolved in Olshan's favor, the parties to the third-and fourth-party actions will each dismiss with prejudice their claims against the other parties to those actions. The stipulation was submitted to the court for its review and signature on June 7, 2001. The Company admitted no wrongdoing in connection with the dismissals of state and federal actions.

         After the resignations of a number of former directors and officers of the Company in the fall of 1999, the Company retained counsel to assist in conducting an investigation into various matters. In the course of the investigation, the Company discovered, among other things, that approximately $2.1 million of fraudulent charges had been submitted to and paid by the Company during 1998 and 1999. Those funds have been returned to the Company by a former officer of the Company, but the Company has not yet recovered any interest or related costs. Management believes that it has identified the financial extent of the fraudulent activities. The financial results for the fourth quarter of 1999 reflect the recovery. The Company has not restated any prior period financial statements as management has determined that the impact was not material in any period. The Company believes that other former directors, officers and employees may have been involved in the fraudulent activities, that there may have been breaches of fiduciary duties and other inappropriate actions, and that the Company may be able to recover damages from those individuals. The Company intends to pursue all available and appropriate remedies and to make any appropriate referrals to law enforcement and administrative agencies. In May 2001, the Company reached an Agreement to settle its litigation against one of the former officers of the Company. The Agreement provided for a cash payment by the former officer to the Company of $650,000 within 60 days and the former officer's continued cooperation with the Company's investigation. In exchange, the Company agreed to a limited release to the former officer and to dismiss its outstanding litigation upon receipt of the payment called for under the Agreement.

14.      MAJOR CUSTOMERS

         During 2000, no customers accounted for over 10% of the Company's continuing revenues. During 1999, one customer, a high-ranking government official of the United Arab Emirates, accounted for 13% of the Company's continuing revenues. The largest customer of the Company for 1998, a major lodging company, accounted for 14% of the Company's continuing revenues.

15.      (CAPITAL DEFICIT) STOCKHOLDERS' EQUITY

         In January 1997, in connection with the acquisition of the Leonard Parker Company and Parker Reorder, the Company issued 200,000 shares of 6% Convertible Preferred Stock ("LPC Preferred"). The holders of LPC Preferred were entitled to receive cash dividends at the rate of six percent (or $1.50) per annum per share of LPC Preferred (the "Preferred Dividend"), accruing from the date of issuance and payable commencing March 31, 1998. The dividends for 1998 were accrued at December 31, 1998 and paid in 1999, and the dividends for 1999 were accrued at December 31, 1999 and paid in 2000. The LPC Preferred was convertible into the Company's Common Stock based upon a prescribed formula in the purchase agreement. In October 1998, 80,000 shares of LPC Preferred were converted into an aggregate of 584,800 shares of Common Stock. The remaining 120,000 shares of LPC Preferred were converted into an aggregate of 1,269,399 shares of Common Stock in September and October 1999.

         In January 1998, in connection with the acquisition of Bekins, the Company issued 514,117 shares of Common Stock. Further, pursuant to a make-whole provision in the purchase agreement, 639,512 additional shares of Common Stock were issued by the Company in January 1999.

         As an inducement to enter into the Joint Venture Agreement with Apollo, the Company issued to Apollo a seven-year warrant to purchase up to 750,000 shares of Common Stock at $8.115 per share. The warrant was initially exercisable as to 250,000 shares and became exercisable as to the remaining 500,000 shares in increments of 100,000 shares for every $7,500,000 of incremental renovation revenue and purchasing fees earned by the Company from the Apollo Joint Venture. In October 2000, as part of the Company's agreement to restructure its involvement in the Apollo Joint Venture, the Company issued 100,000 shares of Common Stock to Apollo and all the warrants previously issued were returned to the Company and cancelled. The cost associated with the warrants for the 250,000 shares initially exercisable were expensed as warrant expense in 1997. The costs associated with the warrants for the 100,000 share increments earned by Apollo were recognized as an additional cost of the related renovation and procurement contract. In 1999 and 1998, the Company recognized expenses related to these warrants of $381,525 and $213,555, respectively, all of which are included in discontinued operations in the accompanying Consolidated Statement of Operations.

         In December 2000, the Company executed an Amended and Restated Loan Agreement with HSBC Bank. In connection with this Agreement, the Company issued 1 million shares of 8% Convertible Preferred Stock ("HSBC Preferred") valued at $1.00 per share for a total value of $1 million (the then outstanding debt balance). The HSBC Preferred are convertible into the Company's Common Stock at a ratio of 1:1 or into a total of 1 million shares of Common Stock. During the first two years after the date of this Agreement, the dividend is payable in additional shares of Convertible Preferred Stock. After two years, the dividend is payable either in additional shares of Convertible Preferred Stock or cash, at the option of the Company. Dividends are payable on a semi-annual basis, commencing June 30, 2001.

16.      STOCK OPTION PLANS

         At December 31, 2000, the Company has three stock option plans. The Company accounts for its stock option plans under the intrinsic value based method, such that when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

         In December 1999, the Company's Board of Directors adopted, and the stockholders approved, the 1999 Stock Option Plan (the "Plan") for the purpose of providing incentive to the officers and employees of the Company, who are primarily responsible for the management and growth of the Company, as well as to secure for the Company and its stockholders the benefits arising from stock ownership by its outside directors. The Company can issue options for up to 2,500,000 shares under the Plan. With respect thereto, options to purchase a total of 820,500 shares have been granted. Each option granted pursuant to the Plan shall be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option". Incentive stock options are granted at the fair market value of the stock while non-qualified stock options must be granted at no less than 75% of the fair market value of the stock. The term and vesting period for each option granted is determined by the Stock

Option Committee, which is composed of two or more outside members of the Board of Directors, provided the maximum length of the term of each option granted will be no more than ten years. Each outside director who becomes an outside director after December 15, 1999, shall receive the grant of an option to purchase 15,000 shares of common stock. To the extent that shares of Common Stock remain available for the grant of options under the Plan on April 1 of each year, beginning on April 1, 2000, each outside director shall be granted an option to purchase 10,000 shares of Common Stock. Options granted to outside directors vest over three years and shall be exercisable in three equal annual installments beginning on the first anniversary of the date of grant.

         The Company is required to provide pro forma information regarding income from continuing operations and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value-based method, under which compensation cost would be measured at the grant date based on the fair value of the awards and recognized over the vesting period. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998: no dividends paid; expected volatility of 98%; risk-free interest rate of 5.54%; and expected lives of 5.8 years. No options were granted in 1999. For options granted in 2000, the following weighted average assumptions were used: no dividends paid; expected volatility of 70%; risk-free interest rate of 6.55%; and expected lives of 3 years.

         Under the fair value based method, the Company's income from continuing operations and earnings per share would have been the pro forma amounts indicated below.

                                                                    2000                 1999               1998
                                                           -------------------- -------------------- ------------------
Loss from continuing operations (in thousands):
As reported                                                           $(3,876)           $ (18,245)          $ (2,069)
Pro forma                                                              (4,680)             (19,846)            (3,443)
Basic loss per share from continuing operations:
As reported                                                             (0.26)               (1.35)             (0.19)
Pro forma                                                               (0.31)               (1.46)             (0.31)
Diluted loss per share from continuing operations:
As reported                                                             (0.26)               (1.35)             (0.19)
Pro forma                                                               (0.31)               (1.46)             (0.31)


         The following table contains information on stock options for the three year period ended December 31, 2000:

                                                               WEIGHTED AVERAGE
                                                    OPTIONS     EXERCISE PRICE
                                                   ---------   ---------------
         Outstanding, December 31, 1997            1,728,000          5.58
         Granted                                     426,000          8.95
         Exercised                                  (250,834)         2.74
         Canceled                                   (179,750)         8.28
                                                  ----------          ----
         Outstanding, December 31, 1998            1,723,416          6.42
         Granted                                          --            --
         Exercised                                   (40,000)         1.28
         Canceled                                   (819,416)         6.46
                                                  ----------          ----
         Outstanding, December 31, 1999              864,000          6.62
         Granted                                     820,500          2.96
         Exercised                                  (153,800)         2.27
         Canceled                                   (220,700)         5.08
                                                  ----------          ----
         Outstanding, December 31, 2000            1,310,000          5.10
                                                  ----------          ----
         Exercisable at December 31, 2000            662,175          5.83
         Exercisable at December 31, 1999            535,996          5.19
         Exercisable at December 31, 1998            864,650          3.67
                                                  ----------          ----



                                                         EXERCISE PRICE LESS    EXERCISE PRICE EQUAL
                                                             THAN MARKET              TO MARKET
                                                       ------------------------ ----------------------
Weighted-average fair value of:
Options granted in 1998                                            --                  $ 7.14
Options granted in 1999                                            --                      --
Options granted in 2000                                            --                  $ 2.96

         The following table summarizes information about stock options outstanding at December 31, 2000:

                                      OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
     ----------------------------------------------------------------------------- --------------------------------
                                   WEIGHTED
                                   AVERAGE
                                  REMAINING                          WEIGHTED                         WEIGHTED
              AMOUNT             CONTRACTUAL         RANGE OF         AVERAGE          AMOUNT          AVERAGE
            OUTSTANDING          LIFE (YEARS)    EXERCISE PRICE   EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
     -------------------------- --------------- ----------------- ---------------- --------------- ----------------
                       798,000            8.58        $1.94-3.00            $2.95         285,974            $2.96
                       225,000            1.03        6.125-6.75             6.67         225,000             6.67
                       287,000            6.58        8.94-12.00             9.86         151,201            10.00
     -------------------------- --------------- ----------------- ---------------- --------------- ----------------
                     1,310,000            6.85       $1.94-12.00             5.10         662,175             5.83



17.      EARNINGS PER SHARE

         The following table reconciles the components of basic and diluted earnings per common share for loss from continuing operations for the years ended December 31, 2000, 1999 and 1998:

                                                           2000                  1999                  1998
                                                      ------------          ------------          ------------
NUMERATOR:

Loss from continuing operations                       $ (3,875,679)         $(18,245,213)         $ (2,068,574)
Preferred stock dividends                                   (3,507)             (135,000)             (270,000)
                                                      ------------          ------------          ------------
Loss available to common stockholders from
continuing operations - Basic                           (3,879,186)          (18,380,213)           (2,338,574)
                                                      ------------          ------------          ------------
Effect of dilutive securities (a):

Preferred stock dividends                                       --                    --                    --
                                                      ------------          ------------          ------------

Loss available to common stockholders from
continuing operations - Diluted                       $ (3,879,186)         $(18,380,213)         $ (2,338,574)
                                                      ------------          ------------          ------------
DENOMINATOR:

Weighted average common shares outstanding -
Basic                                                   14,815,908            13,665,465            12,092,437
                                                      ------------          ------------          ------------
Effect of dilutive securities (a):
Stock-based compensation plans                                  --                    --                    --
Contingently issuable shares                                    --                    --                    --
Convertible preferred stock                                     --                    --                    --
                                                      ------------          ------------          ------------
Weighted average common and common equivalent
shares outstanding - Diluted                            14,815,908            13,665,465            12,092,437
                                                      ------------          ------------          ------------
Basic loss per common share from continuing
operations                                            $      (0.26)         $      (1.35)         $      (0.19)

Diluted loss per common share from continuing
operations                                            $      (0.26)         $      (1.35)         $      (0.19)




(a) The common stock equivalent shares for the years ended December 31, 2000, 1999 and 1998 were as follows: 0 shares, 211,449 shares and 738,984 shares, respectively, for the stock-based compensation plans; 0 shares, 14,211 shares and 395,600 shares, respectively, for the contingently issuable shares; and 0 shares, 710,324 shares and 1,020,474 shares, respectively, for the convertible preferred stock. The common stock equivalents for these securities were not included in the calculation of diluted loss per common share because the effect would be antidilutive.

18.      OPERATING SEGMENTS

         The Company's operating segments are based on the separate lines of business acquired over the past several years which provide different services to the hospitality industry, namely purchasing, reorder and logistics services. The purchasing business through LPC provides "project-managed" procurement of furniture, fixtures and equipment for new and refurbished properties. The reorder business, operating through Parker Reorder, provides reordering of operating supplies and equipment for daily use in hotels. The logistics business through Bekins provides warehousing, transportation and installation services to the hospitality industry and other related fields, including retail merchandising. Due to the strategic repositioning of the Company's lines of business, the Company has changed the composition of its reportable segments. The Company's renovation business and real estate investment and asset management business have been classified as discontinued operations (Note 4) and are no longer reported as part of segment reporting. In addition, the previously reported purchasing segment has been segregated into the purchasing business and the reorder business. The Company has restated the prior years to conform to the revised segment reporting.


                                           2000                   1999                   1998
                                      -------------          -------------          -------------
SALES TO CUSTOMERS
Purchasing                            $ 180,652,770          $ 177,233,213          $ 148,520,654
Reorder                                  10,772,132             17,046,504              5,807,316
Logistics                                24,930,985             29,145,105             22,416,623
Corporate                                        --                     --                     --
                                      -------------          -------------          -------------
                                      $ 216,355,887          $ 223,424,822          $ 176,744,593
                                      -------------          -------------          -------------

INTER-SEGMENT SALES
Purchasing                            $         803          $   2,544,306             18,543,669
Reorder                                          --                     --                     --
Logistics                                 5,693,015              4,543,032              3,610,377
Corporate                                        --                     --                     --
                                      -------------          -------------          -------------
                                      $   5,693,818          $   7,087,338          $  22,154,046
                                      -------------          -------------          -------------

INCOME (LOSS) FROM OPERATIONS
Purchasing                            $   1,068,504          ($  1,632,081)         $   3,299,112
Reorder                                  (2,118,422)           (12,278,965)            (3,076,160)
Logistics                                 1,265,000               (846,940)             1,377,000
Corporate                                (2,760,912)            (5,719,698)            (4,656,934)
                                      -------------          -------------          -------------
                                      ($  2,545,830)         ($ 20,477,684)         ($  3,056,982)
                                      -------------          -------------          -------------

DEPRECIATION AND AMORTIZATION
Purchasing                            $     358,244          $     415,376          $     361,781
Reorder                                     162,726                736,196                700,692
Logistics                                   605,000                667,000                537,000
Corporate                                   225,798                390,134                 68,312
                                      -------------          -------------          -------------
                                      $   1,351,768          $   2,208,706          $   1,667,785
                                      -------------          -------------          -------------

INTEREST INCOME
Purchasing                            $     402,085          $     565,304          $     492,554
Reorder                                      98,607                     --                     --
Logistics                                    20,000                  4,000                  1,000
Corporate                                    22,318                333,449                803,691
                                      -------------          -------------          -------------
                                      $     543,010          $     902,753          $   1,297,245
                                      -------------          -------------          -------------

INTEREST EXPENSE
Purchasing                            $      16,059                170,234                 39,779
Reorder                                         270                     --                     --
Logistics                                   486,000                284,000                353,000
Corporate                                 1,293,530              1,319,877                363,321
                                      -------------          -------------          -------------
                                      $   1,795,859          $   1,774,111          $     756,100
                                      -------------          -------------          -------------


                                            2000                 1999                 1998
                                       -----------         ------------         ------------
TOTAL ASSETS AT YEAR END
Purchasing                             $46,371,038         $ 32,862,748         $ 44,734,461
Reorder                                  2,147,605            5,009,992           12,497,819
Logistics                               16,352,612           16,067,410           17,051,060
Discontinued Operations                     93,835              180,067           31,846,334
                                       -----------         ------------         ------------
     Segment Total                      64,965,090           54,120,217          106,129,674

Unallocated:
     Cash and cash equivalents             131,877            2,456,771            1,283,411
     Marketable securities                      --                   --            8,500,000
     Income taxes refundable               490,302            3,906,804                   --
     Deferred taxes                             --                   --            4,535,178
     Other                                 915,501            1,297,373            1,906,569
                                       -----------         ------------         ------------
                                       $66,502,770         $ 61,781,165         $122,354,832
                                       -----------         ------------         ------------
CAPITAL EXPENDITURES
Purchasing                             $    20,238         $    140,766         $    603,780
Reorder                                    243,316              301,927            1,905,308
Logistics                                  464,000              701,000              454,000
Corporate                                  344,759              561,786              193,795
                                       -----------         ------------         ------------
                                       $ 1,072,313         $  1,705,479         $  3,156,883
                                       -----------         ------------         ------------


         All transactions between reportable segments are accounted for on an arms length basis and are eliminated in consolidation. Sales to customers include sales to related parties.

         The Company's revenue and assets predominately relate to the United States operations. For the years ended December 31, 2000, 1999 and 1998, the purchasing business recorded revenues of approximately $13,400,000, $38,993,000 and $4,462,000, respectively on shipments to Dubai, United Arab Emirates.

19.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (a)

2000 QUARTER ENDED                                  MARCH 31          JUNE 30         SEPTEMBER 30         DECEMBER 31
------------------                                  --------          -------         ------------         -----------
Revenues                                           $ 41,555          $ 54,265          $ 65,284             $   55,252
Gross profit                                          3,146             3,851             3,829                  3,020 (e)
Loss from continuing operations                        (962)             (669)             (288)                (1,957)(e)
Income  from discontinued operations                     --                --                --                    205
Net loss                                               (962)             (669)             (288)                (1,752)
Basic loss per common share: (b)
  Loss from continuing operations                     (0.07)            (0.05)            (0.02)                 (0.13)
  Net loss                                            (0.07)            (0.05)            (0.02)                 (0.12)
Diluted loss per common share: (b)
  Loss from continuing operations                     (0.07)            (0.05)            (0.02)                 (0.13)
  Net loss                                            (0.07)            (0.05)            (0.02)                 (0.12)



1999 QUARTER ENDED (C)                              MARCH 31          JUNE 30         SEPTEMBER 30         DECEMBER 31
------------------                                  --------          -------         ------------         -----------
Revenues                                           $ 57,687          $ 58,617          $ 53,668             $   53,453
Gross profit                                          4,200             4,693             1,304                  1,275

Loss from continuing operations                        (297)             (661)          (16,252)(d)             (1,035)

Income (loss) from discontinued                         841               100           (31,105)                (9,595)
Net income (loss)                                       545              (560)          (47,357)(d)            (10,632)

Basic earnings (loss) per common share:(b)
  Loss from continuing operations                     (0.02)            (0.05)            (1.22)                 (0.07)
  Net income (loss)                                    0.04             (0.04)            (3.55)                 (0.73)
Diluted earnings (loss) per common
share:(b)
  Loss from continuing operations                     (0.02)            (0.05)            (1.22)                 (0.07)
  Net income (loss)                                    0.04             (0.04)            (3.55)                 (0.73)



(a)   All amounts except per share data presented in thousands.

(b) The quarterly per share amounts are computed independently of annual amounts.

(c) 1999 quarterly amounts have been restated to reflect discontinued operations.

(d)   Includes asset impairment charge of $9,017,000.

(e) Decrease from previous quarters due primarily to the timing of fee income in the purchasing business.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              HOTELWORKS.COM, INC.
                             CONDENSED BALANCE SHEET


                                                                       2000
                                                                   ------------

                                     ASSETS

Cash and cash equivalents                                          $    114,922
Income taxes refundable                                                 483,802
Prepaids and other current assets                                       104,988
                                                                   ------------
     Total current assets                                               703,712
Property and equipment, net                                             786,770
Investment in subsidiaries                                          (13,825,954)
Receivables from related parties                                     18,461,604
Other assets                                                             52,152
                                                                   ------------
                                                                   $  6,178,284
                                                                   ------------


                        LIABILITIES AND CAPITAL DEFICIT

Accounts payable                                                   $  1,185,066
Accrued and other liabilities                                           450,735
Current portion of long-term debt                                       683,931
Income taxes payable                                                  1,011,399
Net current liabilities of discontinued operations                    1,047,627
                                                                   ------------
    Total current liabilities                                         4,378,758

Long-term debt                                                        3,588,922
                                                                   ------------
     Total liabilities                                                7,967,680

Commitments and Contingencies

     Total capital deficit                                           (1,789,396)
                                                                   ------------
                                                                   $  6,178,284
                                                                   ------------


The "Notes to Consolidated Financial Statements of Hotelworks.com, Inc. and Subsidiaries" are an integral part of these statements. See accompanying "Notes to Condensed Financial Information of Registrant".

                              HOTELWORKS.COM, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000
                                   SCHEDULE I

Revenues                                                               $        --

Expenses:
     Selling, general and administrative                                 2,760,912
                                                                       -----------

Loss from operations before equity in net income of subsidiaries        (2,760,912)

Equity in net income of subsidiaries                                       233,445
                                                                       -----------

Loss from operations                                                    (2,527,467)

Interest expense, net                                                    1,271,212
                                                                       -----------

Loss from continuing operations before income taxes                     (3,798,679)

Income tax provision                                                        77,000
                                                                       -----------

Loss from continuing operations                                         (3,875,679)

Gain on disposal of discontinued businesses                                204,671
                                                                       -----------

Net loss                                                               $(3,671,008)
                                                                       -----------


The "Notes to Consolidated Financial Statements of Hotelworks.com, Inc. and Subsidiaries" are an integral part of these statements. See accompanying "Notes to Condensed Financial Information of Registrant".

                              HOTELWORKS.COM, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000

                                   SCHEDULE I

OPERATING ACTIVITIES:
     Net loss                                                                    $ (3,671,008)
     Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                 204,415
        Equity in net income of subsidiaries                                         (236,445)
        Gain on disposal of discontinued businesses                                  (204,671)

(Increase) decrease in current assets:
     Prepaids and other current assets                                                543,071
     Income tax refundable                                                          3,423,002
     Receivables from related parties                                               5,754,408
     Other assets                                                                      11,780

Increase (decrease) in current liabilities:
     Accounts payable                                                                 (77,664)
     Accrued and other liabilities                                                   (792,966)
                                                                                 ------------
     Net cash provided by operating activities of continuing operations             4,953,922
                                                                                 ------------
     Net cash (used in) operating activities of discontinued operations              (200,588)
                                                                                 ------------

INVESTING ACTIVITIES:
     Dividends from subsidiaries                                                    3,740,604
     Purchases of property and equipment                                             (344,759)
                                                                                 ------------
     Net cash provided by investing activities of continuing operations             3,395,845
                                                                                 ------------

FINANCING ACTIVITIES:
   Repayment of loans payable                                                     (14,835,000)
   Repayment of long-term debt                                                       (411,657)
   Payment of preferred stock dividends                                              (135,000)
   Borrowings on long-term debt                                                     4,684,510
   Proceeds from exercise of stock options and warrants                               312,453
                                                                                 ------------
        Net cash used in financing activities                                     (10,384,694)
                                                                                 ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (2,235,515)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      2,350,437
                                                                                 ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $    114,922
                                                                                 ------------

The "Notes to Consolidated Financial Statements of Hotelworks.com, Inc. and Subsidiaries" are an integral part of these statements. See accompanying "Notes to Condensed Financial Information of Registrant".

Notes to Condensed Financial Information of Registrant:

1.       Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto.

         In the parent-company-only financial statements, the Company's investment in subsidiaries is stated at cost plus/minus equity in undistributed earnings/losses of subsidiaries since the date of acquisition. The Company's share of net income/loss of its unconsolidated subsidiaries is included in consolidated income/loss using the equity method. Since the Company is committed to providing further financial support to its subsidiaries, the Company has recognized losses of its subsidiaries in excess of its investment in subsidiaries amounting to $30,788,000.

2.       Dividends from Subsidiaries

Cash dividends paid to Hotelworks.com from the Company's consolidated subsidiaries were $3,740,604 in 2000.

                              HOTELWORKS.COM, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                BALANCE AT     CHARGED TO
                                               BEGINNING OF     COSTS AND   CHARGED TO                         BALANCE AT END
     DESCRIPTION                                  PERIOD        EXPENSES   OTHER ACCOUNTS     DEDUCTIONS(1)       OF PERIOD
     -----------                                  ------        --------   --------------     -------------       ---------
CONTINUING OPERATIONS:
     Allowance for doubtful accounts
                                      1998    $   142,595    $   668,922      $ --          $  (131,528)        $   679,989
                                      1999        679,989      1,632,922        --             (569,547)          1,743,364
                                      2000      1,743,364        764,562        --             (505,875)          2,002,051

Allowance or deferred tax assets
                                      1998             --             --        --                   --                  --
                                      1999             --     20,118,694        --                   --          20,118,694
                                      2000     20,118,694      1,451,148        --                   --          21,569,842

DISCONTINUED OPERATIONS:
     RENOVATION BUSINESS:

     Reserves for loss on disposal,
     including operating losses during
     phase-out period
                                      1998             --             --        --                   --                  --
                                      1999             --      9,236,894        --           (6,330,837)          2,906,057
                                      2000      2,906,057             --        --           (1,731,057)          1,175,000

HOTEL DEVELOPMENT BUSINESS:
     Reserves for loss on disposal,
     including operating losses during
     phase-out period
                                      1998             --        150,000        --                   --             150,000
                                      1999        150,000      1,670,204        --           (1,820,204)                 --
                                      2000             --             --        --                   --                  --

REAL ESTATE INVESTMENT AND ASSET
 MANAGEMENT BUSINESS:

     Reserves for loss on disposal,
     including losses during phase-out
     period
                                      1998             --             --        --                   --                  --
                                      1999             --      5,650,570        --             (713,071)          4,937,499
                                      2000      4,937,499             --        --           (4,937,499)                 --

(1) Charges to the accounts are for the purposes for which the reserves were created.