Form 10-K/A
period 2000-12-31
HOTELWORKS COM INC
filed 2001-07-13
CIK 911434

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2000 of Hotelworks.com, Inc. (the "Company") is being filed to address certain requests from the staff of the Securities and Exchange Commission.

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

         In addition, the financial statements included in this Form 10-K do not meet all of the requirements under the rules and regulations of the Securities and Exchange Act of 1934, as amended, because our predecessor auditor has declined to accept the engagement to reissue their opinion on our 1998 and 1999 financial statements included in this Form 10-K because of an ongoing fee and service dispute with our predecessor auditor. As a result, we are currently restricted from filing registration statements with the Securities and Exchange Commission, which adversely affects our liquidity and our ability to raise capital. Additionally, there is no assurance that if our predecessor auditor were to reissue their opinion on our 1998 and 1999 financial statements, it would be issued in its original form and without qualification.

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


                                                 2000         1999             1998            1997           1996
                                                 ----         -----            -----           ----           ----
                                                            (UNAUDITED)    (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Operating revenues (b)                     $ 216,356       $ 223,425        $176,745 (d)     $66,577 (c)         --
Loss from continuing operations               (3,876)        (18,245)(e)      (2,069)         (1,802)           (183)

Basic loss from continuing operations          (0.26)          (1.35)           (.19)           (.24)           (.03)
per common share
Diluted loss from continuing                   (0.26)          (1.35)           (.19)           (.24)           (.03)
operations per common share

BALANCE SHEET DATA:
Total assets                                  66,503          61,781         122,355          79,594           9,523
Long-term debt                                10,256              68           2,965              --              --



------------

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

(e) See ITEM 7, RESULTS OF OPERATIONS: 1999 COMPARED TO 1998 for further description of this amount.

ITEM 8.  FINANCIAL STATEMENTS

         See Index to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 21, 2000, Arthur Andersen LLP ("Andersen") resigned as the Company's independent accountants. Andersen's accountants' report on the consolidated financial statements of the Company for the year ended December 31, 1999 did not contain an adverse opinion or a disclaimer of opinion but did contain a modification expressing substantial doubt about the Company's ability to continue as a going concern. There were no other reportable events or disagreements with Andersen in response to Item 304 of Regulation S-K. The Company is involved in an ongoing fee and service dispute with Andersen. In light of this dispute, Andersen has declined to accept the engagement to reissue their opinion on the 1998 and 1999 financial statements included in this Form 10-K. The most recent Exchange Act filing in which Andersen's opinion on the 1998 and 1999 financial statements are presented was the Company's Form 10-K for the year ended December 31, 1999. There is no assurance that, if Andersen were to reissue their opinion on the 1998 and 1999 financial statements, it would be issued in its original form and without qualification.

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

                  Notes to Consolidated Financial Statements

         (2)      Financial Statements Schedules:

                  Schedule I  - Condensed Financial Information of Registrant

                  Schedule II - Valuation and Qualifying Accounts

         (3)      Report of Independent Certified Public Accountants

 (b)     Exhibits

  EXHIBIT NUMBER                    EXHIBITS
  --------------                    --------

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

  EXHIBIT NUMBER                    EXHIBITS
  --------------                    --------

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

     10.31 Amended and Restated Agreement among the Company, HSBC Bank USA and Hospitality Restoration and Builders, Inc. dated December 15, 2000.

     11 Computation of earnings per share (Incorporated herein by reference to Note 16 to the Company's Consolidated Financial Statements).

     21           Subsidiaries of the Company.

(c)      Reports on Form 8-K

         The Company filed a Form 8-K on December 31, 2000, to report that it had negotiated and executed an Amended and Restated Agreement with HSBC Bank USA.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HOTELWORKS.COM, INC.


Dated:July 13, 2001           By: /s/  DOUGLAS A. PARKER
                                  ---------------------------------------------
                                  Douglas A. Parker, Chief Executive Officer,
                                  (principal executive officer)
                                  President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                  SIGNATURE                                     TITLE                              DATE
                  ---------                                     -----                              ----
/s/  LEONARD F. PARKER                         Chairman of the Board, Secretary                July 13, 2001
-------------------------------------          And Director
Leonard F. Parker


/s/  DOUGLAS A. PARKER                         Chief Executive Officer, President and          July 13, 2001
-------------------------------------          Director
Douglas A. Parker


/s/  JOHN F. WILKENS                           Vice President - Treasurer (principal           July 13, 2001
-------------------------------------          financial officer, principal
John F. Wilkens                                accounting officer)


/s/  LOUIS K. ADLER                            Director                                        July 13, 2001
-------------------------------------
Louis K. Adler


/s/  GEORGE ASCH                               Director                                        July 13, 2001
-------------------------------------
George Asch


                                               Director
-------------------------------------
Richard A. Bartlett


ITEM 8.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                           PAGE NO.
                                                                                           --------

HOTELWORKS.COM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                  BDO Seidman, LLP                                                               F-2

CONSOLIDATED FINANCIAL STATEMENTS:

                  Balance sheets                                                                 F-3
                  Statements of operations                                                       F-4
                  Statements of stockholders' equity                                             F-5
                  Statements of cash flows                                                       F-6, F-7
                  Notes to consolidated financial statements                                     F-8-F-32
                  Schedule I  - Condensed Financial Information of Registrant                    F-33-F-36
                  Schedule II - Valuation and Qualifying Accounts                                F-37

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

                                                                BDO Seidman, LLP



Miami, Florida
June 6, 2001

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                           2000            1999
                                                                                      ------------    ------------
                                                                                                       (Unaudited)

                                                   ASSETS (NOTE 10)

Cash and cash equivalents                                                             $  4,976,963    $  4,559,938
Accounts receivable, net of allowance for doubtful accounts                             33,676,781      28,300,842
      of $2,002,051 and $1,743,364
Costs and estimated earnings in excess of billings (Note 7)                                     --         276,000
Deposits with vendors                                                                   10,762,510       7,050,701
Income taxes refundable (Note 11)                                                          490,302       3,906,804
Prepaids and other current assets                                                          446,550       1,187,637
                                                                                      ------------    ------------
      Total current assets                                                              50,353,106      45,281,922
Property and equipment, net (Notes 5 and 8)                                              5,315,324       5,195,180
Goodwill, net (Notes 5 and 6)                                                           10,638,579      11,038,178
Other assets                                                                               101,926          85,818
Non-current assets of discontinued operations (Note 4)                                      93,835         180,067
                                                                                      ------------    ------------
                                                                                      $ 66,502,770    $ 61,781,165
                                                                                      ------------    ------------

                            LIABILITIES AND (CAPITAL DEFICIT) STOCKHOLDERS' EQUITY

Accounts payable                                                                      $ 26,988,156    $ 21,247,448
Accrued expenses and other liabilities                                                   5,085,245       5,550,258
Billings in excess of costs and estimated earnings (Note 7)                              1,294,373         142,000
Customer deposits                                                                       14,136,174      12,017,566
Current portion of long-term debt (Note 10)                                              3,165,880       2,902,000
Loans payable  (Note 9)                                                                         --      15,835,000
Net current liabilities of discontinued operations (Note 4)                              7,366,432       3,542,293
                                                                                      ------------    ------------
      Total current liabilities                                                         58,036,260      61,236,565

Long-term debt (Note 10)                                                                10,255,906          68,294
                                                                                      ------------    ------------
      Total liabilities                                                                 68,292,166      61,304,859
                                                                                      ------------    ------------

Commitments and contingencies (Notes 3 and 13)

(Capital deficit) stockholders' equity:  (Note 15)
8 % convertible preferred stock, $.01 par value, $1 stated,                              1,000,000              --
         value, 5,000,000 shares authorized, 1,000,000 and 0
         shares issued and outstanding
Common stock, $.01 par value, 50,000,000 shares authorized,                                149,125         146,592
         14,912,867 and 14,659,067 issued and outstanding
Additional paid-in capital                                                              60,019,244      59,612,964
 (Deficit)                                                                             (62,957,765)    (59,283,250)
                                                                                      ------------    ------------
      Total (capital deficit) stockholders' equity                                      (1,789,396)        476,306
                                                                                      ------------    ------------
                                                                                      $ 66,502,770    $ 61,781,165
                                                                                      ------------    ------------


 See accompanying report of independent certified public accountants and notes to consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------------------
                                                                              2000                1999             1998
                                                                         -------------      -------------      -------------
                                                                                              (Unaudited)       (Unaudited)

Revenues                                                                 $ 216,355,887      $ 223,424,822      $ 176,744,593

Cost of revenues                                                           202,509,785        211,952,584        163,142,439
                                                                         -------------      -------------      -------------
          Gross profit                                                      13,846,102         11,472,238         13,602,154
Selling, general and administrative expenses                                16,391,932         22,697,922         16,659,136

Asset impairment charge (Note 5)                                                    --          9,252,000                 --
                                                                         -------------      -------------      -------------
          Loss from operations                                              (2,545,830)       (20,477,684)        (3,056,982)
                                                                         -------------      -------------      -------------
Other income (expense):
     Interest expense                                                       (1,795,859)        (1,774,111)          (756,100)
     Interest income                                                           543,010            902,753          1,297,245
                                                                         -------------      -------------      -------------
     Total other income (expense)                                           (1,252,849)          (871,358)           541,145
                                                                         -------------      -------------      -------------
          Loss from continuing operations before
            income taxes                                                    (3,798,679)       (21,349,042)        (2,515,837)
Income tax provision (benefit) (Note 11)                                        77,000         (3,103,829)          (447,263)
                                                                         -------------      -------------      -------------
          Loss from continuing operations                                   (3,875,679)       (18,245,213)        (2,068,574)
                                                                         -------------      -------------      -------------
Discontinued operations (Notes 4 and 11):

     Income (loss) from operations of discontinued businesses,
       net of tax                                                                   --        (22,589,150)         2,192,812
     Gain (loss) on disposal of discontinued businesses,
       including provision of $2,290,000 in 1999 and $104,000 in
       1998 for operating losses during phase-out period, net of tax           204,671        (17,169,880)           (90,900)
                                                                         -------------      -------------      -------------
       Income (loss) from discontinued operations                              204,671        (39,759,030)         2,101,912
                                                                         -------------      -------------      -------------
          Net income (loss)                                              $  (3,671,008)     $ (58,004,243)     $      33,338
                                                                         -------------      -------------      -------------

Basic and diluted loss per common share (Note 16):
        Loss from continuing operations                                  $       (0.26)     $       (1.35)     $       (0.19)
                                                                         -------------      -------------      -------------
       Discontinued operations:
          Income (loss) from operations                                             --              (1.65)              0.18
          Gain (loss) on disposal                                                 0.01              (1.26)             (0.01)
                                                                         -------------      -------------      -------------
          Income (loss) from discontinued operations                              0.01              (2.91)              0.17
                                                                         -------------      -------------      -------------
          Net loss                                                       $       (0.25)     $       (4.26)     $       (0.02)
                                                                         -------------      -------------      -------------

Weighted average common shares outstanding - basic and diluted              14,815,908         13,665,465         12,092,437
                                                                         -------------      -------------      -------------



 See accompanying report of independent certified public accountants and notes to consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (UNAUDITED WITH RESPECT TO 1999 AND 1998)


                              PREFERRED STOCK              COMMON STOCK                                                TOTAL
                        --------------------------  --------------------------                                    STOCKHOLDERS'
                                                      NUMBER OF                   ADDITIONAL                           EQUITY
                         NUMBER OF         STATED       SHARES                     PAID-IN                            (CAPITAL
                           SHARES          VALUE      OUTSTANDING    PAR VALUE     CAPITAL          (DEFICIT)         DEFICIT)
                         ---------         ------    ------------    ---------    ----------        ---------     --------------
BALANCE,
 December 31, 1997         200,000     $ 5,000,000     11,345,572    $113,456    $ 47,519,725     $   (907,345)    $ 51,725,836
Exercise of stock
options and
warrants                        --              --        265,667       2,657         768,024               --          770,681
Issuance of shares
in connection with
acquisition                     --              --        514,117       5,141       6,165,859               --        6,171,000
Conversion of
preferred stock            (80,000)     (2,000,000)       584,800       5,848       1,994,152               --               --
Net income                      --              --             --          --              --           33,338           33,338
Preferred dividends
accrued                         --              --             --          --              --         (270,000)        (270,000)
                        ----------     -----------     ----------    --------    ------------     ------------     ------------
BALANCE                    120,000       3,000,000     12,710,156     127,102      56,447,760       (1,144,007)      58,430,855
December 31, 1998
Exercise of stock
options                         --              --         40,000         400          80,294               --           80,694
Conversion of
preferred stock           (120,000)     (3,000,000)     1,269,399      12,695       2,987,305               --               --
Issuance of shares
in connection with
acquisition                     --              --        639,512       6,395          (6,395)              --               --
Warrants issued for
services                        --              --             --          --         104,000               --          104,000
Net loss                        --              --             --          --              --      (58,004,243)     (58,004,243)
Preferred dividends
accrued                         --              --             --          --              --         (135,000)        (135,000)
                        ----------     -----------     ----------    --------    ------------     ------------     ------------
BALANCE
December 31, 1999               --              --     14,659,067     146,592      59,612,964      (59,283,250)         476,306
Exercise of stock
options and warrants            --              --        153,800       1,533         310,920               --          312,453
Stock and options
issued in
settlements (Note 4)            --              --        100,000       1,000          95,360               --           96,360
Issuance of shares
in connection with
refinancing              1,000,000       1,000,000             --          --              --               --        1,000,000

Net loss                        --              --             --          --              --       (3,671,008)      (3,671,008)

Preferred dividends
accrued                         --              --             --          --              --           (3,507)          (3,507)
                        ----------     -----------     ----------    --------    ------------     ------------     ------------
BALANCE
 December 31, 2000       1,000,000     $ 1,000,000     14,912,867    $149,125    $ 60,019,244     $(62,957,765)    $ (1,789,396)
                        ----------     -----------     ----------    --------    ------------     ------------     ------------



 See accompanying report of independent certified public accountants and notes to consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------
                                                                  2000             1999             1998
                                                                  ----             ----             ----

                                                                                (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              ($3,671,008)    ($58,004,243)    $     33,338
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization                                    1,351,768        2,208,706        1,667,785
Provision for bad debts                                            764,562        1,632,922          668,922
Loss (gain) from operations of discontinued businesses                  --       18,857,810       (2,858,325)
Loss (gain) on disposal of discontinued businesses                (204,671)      16,557,668          150,000
Asset impairment charge                                                 --        9,252,000               --
Deferred income tax provision (benefit)                                 --        4,535,178       (3,796,090)
(Increase) decrease in current assets:
Accounts receivable                                             (6,140,501)       4,441,236      (14,817,443)
Costs  and estimated earnings in excess of billings                276,000          221,717          (86,878)
Deposits with vendors                                           (3,711,809)       5,708,745       (8,504,265)
Income taxes refundable                                          3,416,502       (3,906,804)              --
Prepaid and other current assets                                   741,087         (296,713)         245,399
Other assets                                                       (16,108)         696,903          166,684
Increase (decrease) in current liabilities:
Accounts payable                                                 5,740,708       (3,268,623)       8,547,541
Accrued expenses and other liabilities                            (237,160)       1,063,029        2,451,782
Billings in excess of costs and estimated earnings               1,152,373          (85,000)          80,800
Customer deposits                                                2,118,608       (7,846,279)       6,540,274
Income taxes payable                                                    --         (176,045)         168,376
                                                               -----------     ------------     ------------
     Net cash provided by (used in) operating activities of
     continuing operations                                       1,580,351       (8,407,793)      (9,342,100)
                                                               -----------     ------------     ------------
     Net cash (used in) operating activities of dscontinued
     operations                                                   (469,958)      (4,710,429)      (8,492,603)
                                                               -----------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                       --               --       (8,500,000)
Sale of marketable securities                                           --        8,500,000       18,915,686
Cash acquired upon acquisition, net of acquisition costs                --               --          (62,000)
Purchases of property and equipment                             (1,072,313)      (1,705,479)      (3,156,883)
                                                               -----------     ------------     ------------
     Net cash provided by (used in) investing activities
        of continuing operations                                (1,072,313)       6,794,521        7,196,803
                                                               -----------     ------------     ------------
     Net cash provided by (used in) investing activities
        of discontinued operations                                      --        4,599,657       (9,490,769)
                                                               -----------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on loans payable                               --        4,910,000       26,625,000
Repayment of loans payable                                      (5,950,000)              --      (15,700,000)

Repayment of long term debt                                     (1,045,513)        (615,568)      (1,352,285)
Payment of preferred stock dividends                              (135,000)        (270,000)              --
Borrowings on long-term debt                                     7,197,005               --               --
Proceeds from exercise of stock options and warrants               312,453           80,694          770,681
                                                               -----------     ------------     ------------
     Net cash provided by (used in) financing activities of
        continuing operations                                      378,945        4,105,126       10,343,396
                                                               -----------     ------------     ------------
NET INCREASE (DECREASE)  IN CASH AND CASH  EQUIVALENTS             417,025        2,381,082       (9,785,273)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   4,559,938        2,178,856       11,964,129
                                                               -----------     ------------     ------------
CASH AND CASH EQUIVALENTS, END OF  PERIOD                      $ 4,976,963     $  4,559,938     $  2,178,856
                                                               -----------     ------------     ------------


 See accompanying report of independent certified public accountants and notes to consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------------
                                                                 2000               1999                   1998
                                                                 ----               ----                   ----
                                                                                (Unaudited)            (Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest                                                     $1,875,333            $1,550,027            $  794,724
Income taxes                                                     65,360               466,081             3,826,546

Cash received during the period for:
Income tax refunds                                            3,416,502                    --                    --

NON-CASH ACTIVITIES:

Net assets acquired (including goodwill and other                    --                    --             6,233,000
intangibles)
Stock issued for assets acquired                                     --                    --             6,171,000
Options and warrants issued for services                             --               104,000                    --
Stock and options issued in settlements                          96,360                    --                    --
Preferred stock cash dividends accrued                               --               135,000               270,000
Preferred stock in-kind dividends accrued                         3,507                    --                    --
Conversion of preferred stock into common stock                      --             3,000,000             2,000,000
Refinancing of HSBC debt                                      9,885,000                    --                    --


 See accompanying report of independent certified public accountants and notes to consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (UNAUDITED WITH RESPECT TO 1999 AND 1998 INFORMATION)

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


                                                              2000              1999               1998
                                                            --------      ------------       ------------
      RENOVATION BUSINESS:
           Revenues                                         $     --      $ 22,053,206       $ 56,014,202
           Income (loss) from operations, net of taxes            --       (21,223,412)         3,141,971
           Loss on disposal, net of taxes                         --        (9,847,414)                --

      REAL ESTATE INVESTMENT AND ASSET MANAGEMENT
      BUSINESS:
           Revenues                                               --                --            961,529
           Loss from operations, net of taxes                     --        (1,365,738)           (82,407)
           Gain (loss) on disposal, net of taxes             204,671        (5,652,262)                --

      HOTEL DEVELOPMENT BUSINESS:
           Revenues                                               --                --                 --
           Loss from operations, net of taxes                     --                --           (866,752)
           Loss on disposal, net of taxes                         --        (1,670,204)           (90,900)

      TOTAL DISCONTINUED OPERATIONS:
           Revenues                                               --        22,053,206         56,975,731
           Income (loss) from operations, net
           of taxes                                               --       (22,589,150)         2,192,812
           Gain (loss) on disposal, net of taxes             204,671       (17,169,880)           (90,900)


         The remaining assets and liabilities of the discontinued operations as of December 31, 2000 and 1999, as presented in the accompanying consolidated balance sheets, are as follows:

                                                                        REAL ESTATE
                                                                        INVESTMENT &            HOTEL
                                                      RENOVATION      ASSET MANAGEMENT       DEVELOPMENT              TOTAL
                                                      ----------      ----------------       -----------              -----

      DECEMBER 31, 2000:
      Accounts receivable                            $ 19,483,650          $        --          $     --          $ 19,483,650
      Allowance for doubtful accounts                 (19,071,638)                  --                --           (19,071,638)
      Prepaids and other current assets, net              110,000                   --                --               110,000
      Accounts payable                                 (1,548,735)                  --                --            (1,548,735)
      Accrued and other liabilities                      (707,082)          (1,000,000)          (47,627)           (1,754,709)
      Current portion of long-term debt                (4,585,000)                  --                --            (4,585,000)
                                                     ------------          -----------          --------          ------------
      Net current liabilities                        $ (6,318,805)         $(1,000,000)         $(47,627)         $ (7,366,432)
                                                     ------------          -----------          --------          ------------
      Property and equipment, net                          30,000                   --            23,640                53,640
      Other assets                                         18,638                   --            21,557                40,195
                                                     ------------          -----------          --------          ------------
      Net non-current assets                         $     48,638          $        --          $ 45,197          $     93,835
                                                     ------------          -----------          --------          ------------

      DECEMBER 31, 1999:
      Accounts receivable                            $ 23,535,764          $        --          $     --          $ 23,535,764
      Allowance for doubtful accounts                 (20,903,638)                  --                --           (20,903,638)
      Prepaids and other current assets, net              753,000                   --                --               753,000
      Accounts payable                                 (3,428,505)                  --                --            (3,428,505)
      Accrued and other liabilities                    (2,468,028)          (1,000,000)          (30,886)           (3,498,914)
                                                     ------------          -----------          --------          ------------
      Net current liabilities                        $ (2,511,407)         $(1,000,000)         $(30.886)         $ (3,542,293)
                                                     ------------          -----------          --------          ------------
      Property and equipment, net                          74,014                   --            34,420               108,434
      Other assets                                         38,296                   --            33,337                71,633
                                                     ------------          -----------          --------          ------------
      Net non-current assets                         $    112,310          $        --          $ 67,757          $    180,067
                                                     ------------          -----------          --------          ------------

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

10.      LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                                   DECEMBER 31,
                                                                                             -----------------------------
                                                                                                 2000               1999
                                                                                             ----------         ----------
      Overadvance term loan with Bank of America N.A. issued by Bekins.  Payable in          $5,300,000         $       --
      quarterly installments of $75,000 with the final balance due September, 2003
      Interest is payable monthly at the bank's prime lending rate (9.50% at
      December 31, 2000)

      Revolving note with Bank of America N.A. issued by Bekins. Interest only with           1,500,000                 --
      balance due September 2003.  Interest is payable monthly at the bank's prime lending rate (9.50% at December 31, 2000)

      Promissory note with HSBC Bank issued by the Company.  Payable in monthly               4,015,781                 --
      installments of $50,000 with the final balance (remaining principal plus accrued interest) due December, 2003.  Interest is payable at maturity at the bank's prime lending rate (9.50% at December 31, 2000)

      Term loan with Bank of America N.A. issued by Bekins. Payable in quarterly                918,000          1,386,000
      installments of $117,000 with the final balance due on April 1, 2001. Interest is payable monthly at the bank's prime lending rate (9.50% at December 31,
      2000)


                                                                                                       DECEMBER 31,
                                                                                             ------------------------------
                                                                                                 2000               1999
                                                                                             -----------         ----------
      Mortgage note payable with Bank of America N.A. issued by Bekins related to              1,385,000          1,509,000
      the building owned. Payable in quarterly installments of $31,000 with the final balance due on April 1, 2001. Interest is payable monthly at the bank's prime lending rate (9.50% at December 31, 2000)

      Settlement agreement with West Atlantic Corp., payable in varying annual                    85,000                 --
      installments of $12,000 to $15,000 through November, 2006.  This obligation is non-interest bearing

      Capital lease obligations issued by the Company covering various office                    172,072                 --
      equipment bearing interest at fixed rates of 9.60% to 16.62% with varying payments through February, 2003

      Capital lease obligations issued by Bekins covering various office furniture                 7,000             14,000
      and equipment bearing interest at fixed rates of 6.75% to 10.50% with varying payments through December 2001

      Capital lease obligations issued by LPC covering computer and office equipment              38,933             61,294
      bearing interest at fixed rates of 8% to 10%, with payments through October
      2004
                                                                                             -----------         ----------
                                                                                             $13,421,786         $2,970,294
                                                                                             -----------         ----------


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

         The following represents aggregate annual principal payments on long-term debt, for the years ended December 31:

                    2001                              $3,165,880
                    2002                                 979,369
                    2003                               9,227,807
                    2004                                  18,730
                    2005 and after                        30,000
                                                    -------------
                                                     $13,421,786
                                                    -------------

11.      INCOME TAXES

         The provision (benefit) for income taxes consists of the following:

                                                      2000              1999                 1998
                                                    -------         -----------          -----------
      CONTINUING OPERATIONS
      Current:
      Federal                                       $    --         ($2,721,337)         ($  963,592)
      State and Local                                77,000            (574,118)             608,133
                                                    -------         -----------          -----------
           Total Current                             77,000          (3,295,455)            (355,459)
                                                    -------         -----------          -----------
      Deferred:
      Federal                                            --             151,377              (73,674)
      State and Local                                    --              40,249              (18,130)
                                                    -------         -----------          -----------
           Total Deferred                                --             191,626              (91,804)
                                                    -------         -----------          -----------
           Total                                     77,000          (3,103,829)            (447,263)
                                                    -------         -----------          -----------

      OPERATIONS OF DISCONTINUED BUSINESSES
      Current:
      Federal                                            --                  --            4,080,714
      State and Local                                    --                  --              229,985
                                                    -------         -----------          -----------
           Total Current                                 --                  --            4,310,699
                                                    -------         -----------          -----------
      Deferred:
      Federal                                            --           2,947,618           (2,925,453)
      State and Local                                    --             783,722             (719,733)
                                                    -------         -----------          -----------
           Total Deferred                                --           3,731,340           (3,645,186)
                                                    -------         -----------          -----------
           Total                                         --           3,731,340              665,513
                                                    -------         -----------          -----------



                                                            2000                1999                 1998
                                                          -------         -----------          -----------
      LOSS ON DISPOSAL OF DISCONTINUED BUSINESSES
      Current:

      Federal                                                  --                  --                   --
      State and Local                                          --                  --                   --
                                                          -------         -----------          -----------
           Total Current                                       --                  --                   --
                                                          -------         -----------          -----------
      Deferred:
      Federal                                                  --             483,624              (47,280)
      State and Local                                          --             128,588              (11,820)
                                                          -------         -----------          -----------
           Total Deferred                                      --             612,212              (59,100)
                                                                          -----------          -----------
                                                                                               -----------
           Total                                               --             612,212              (59,100)
                                                          -------         -----------          -----------
           Total Current Provision (Benefit)               77,000          (3,295,455)           3,955,240
           Total Deferred Provision (Benefit)                  --           4,535,178           (3,796,090)
                                                          -------         -----------          -----------
                Total Provision                           $77,000         $ 1,239,723          $   159,150
                                                          -------         -----------          -----------

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

      Deferred income taxes result from temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities. The source of these differences and the tax effect of each at December 31, 2000 and 1999 are as follows:

                                                            2000                  1999
                                                       ------------          ------------
      DEFERRED INCOME TAX LIABILITY (ASSET)
      Warrant expense                                  $    (17,735)         $   (827,220)
      Allowance for doubtful accounts                    (8,322,481)          (11,747,380)
      Investment reserves and write-offs                         --            (1,907,379)
      Operating losses during phase-out period             (100,815)             (199,038)
      Depreciation and amortization expense                  96,184                25,000
      Rent expense                                          (34,945)              (42,870)
      Net operating loss carryforward                   (12,279,985)           (4,208,897)

      Rebate income                                        (236,472)             (236,261)
      Legal expenses                                       (413,826)             (586,716)
      Other - accrued expenses                             (259,767)             (387,933)
                                                       ------------          ------------
      Total                                             (21,569,842)          (20,118,694)

      Valuation allowance                                21,569,842            20,118,694
                                                       ------------          ------------
      Net                                              $          0          $          0
                                                       ------------          ------------


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

      YEAR ENDED             DECEMBER 31, 1999     DECEMBER 31, 1998
      ------------------- ---------------------   ------------------
      Revenues                 $16,065,121         $22,806,617
      Cost of revenues          14,790,131          21,684,241
                               -----------         -----------
      Gross profit             $ 1,274,990         $ 1,122,376
                               -----------         -----------

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

The aggregate future minimum lease payments due under operating leases, are as follows:

             DECEMBER 31
             -----------
             2001                                        $1,808,525
             2002                                         1,880,594
             2003                                         1,675,856
             2004                                         1,582,349
             2005                                         1,416,192
             Thereafter                                   4,179,239
                                                       -------------
                                                       $ 12,542,755
                                                       -------------

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

                                                                    2000                1999                1998
                                                                 ----------          ----------          ----------
      Loss from continuing operations (in thousands):
      As reported                                                $   (3,876)         $  (18,245)         $   (2,069)
      Pro forma                                                      (4,680)            (19,846)             (3,443)
      Basic loss per share from continuing operations:
      As reported                                                     (0.26)              (1.35)              (0.19)
      Pro forma                                                       (0.31)              (1.46)              (0.31)
      Diluted loss per share from continuing operations:
      As reported                                                     (0.26)              (1.35)              (0.19)
      Pro forma                                                       (0.31)              (1.46)              (0.31)


         The following table contains information on stock options for the three year period ended December 31, 2000:

                                                            WEIGHTED AVERAGE
                                                OPTIONS      EXERCISE PRICE
                                               ----------   -----------------
      Outstanding, December 31, 1997            1,728,000          5.58
      Granted                                     426,000          8.95
      Exercised                                  (250,834)         2.74
      Canceled                                   (179,750)         8.28
                                               ----------          ----
      Outstanding, December 31, 1998            1,723,416          6.42
      Granted                                          --            --
      Exercised                                   (40,000)         1.28
      Canceled                                   (819,416)         6.46
                                               ----------          ----
      Outstanding, December 31, 1999              864,000          6.62
      Granted                                     820,500          2.96
      Exercised                                  (153,800)         2.27
      Canceled                                   (220,700)         5.08
                                               ----------          ----
      Outstanding, December 31, 2000            1,310,000          5.10
                                               ----------          ----
      Exercisable at December 31, 2000            662,175          5.83
      Exercisable at December 31, 1999            535,996          5.19
      Exercisable at December 31, 1998            864,650          3.67
                                               ----------          ----



                                     EXERCISE PRICE LESS  EXERCISE PRICE EQUAL
                                         THAN MARKET            TO MARKET
                                     -------------------  --------------------
      Weighted-average fair value of:
      Options granted in 1998                     --                 $7.14
      Options granted in 1999                     --                    --
      Options granted in 2000                     --                 $2.96

         The following table summarizes information about stock options outstanding at December 31, 2000:

                                      OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
     ----------------------------------------------------------------------------- --------------------------------
                 AMOUNT            WEIGHTED         RANGE OF         WEIGHTED          AMOUNT         WEIGHTED
               OUTSTANDING         AVERAGE       EXERCISE PRICE       AVERAGE       EXERCISABLE        AVERAGE
                                  REMAINING                       EXERCISE PRICE                   EXERCISE PRICE
                                 CONTRACTUAL
                                 LIFE (YEARS)
     ------------------------------------------------------------------------- --------------------------------
                798,000            8.58           $1.94-3.00            $2.95         285,974            $2.96
                225,000            1.03           6.125-6.75             6.67         225,000             6.67
                287,000            6.58           8.94-12.00             9.86         151,201            10.00
     ------------------- --------------- -------------------- ---------------- --------------- ----------------
              1,310,000            6.85          $1.94-12.00             5.10         662,175             5.83


17.      EARNINGS PER SHARE

         The following table reconciles the components of basic and diluted earnings per common share for loss from continuing operations for the years ended December 31, 2000, 1999 and 1998:

                                                             2000               1999               1998
                                                         ------------       ------------       ------------
      NUMERATOR:
      Loss from continuing operations                    ($ 3,875,679)      ($18,245,213)      ($ 2,068,574)
      Preferred stock dividends                                (3,507)          (135,000)          (270,000)
                                                         ------------       ------------       ------------
      Loss available to common stockholders from           (3,879,186)       (18,380,213)        (2,338,574)
      continuing operations - Basic
                                                         ------------       ------------       ------------
      Effect of dilutive securities (a):
      Preferred stock dividends                                    --                 --                 --
                                                         ------------       ------------       ------------
      Loss available to common stockholders from         ($ 3,879,186)      ($18,380,213)      ($ 2,338,574)
      continuing operations - Diluted
                                                         ------------       ------------       ------------
      DENOMINATOR:
      Weighted average common shares outstanding -         14,815,908         13,665,465         12,092,437
      Basic
                                                         ------------       ------------       ------------
      Effect of dilutive securities (a):
      Stock-based compensation plans                               --                 --                 --
      Contingently issuable shares                                 --                 --                 --
      Convertible preferred stock                                  --                 --                 --
                                                         ------------       ------------       ------------
      Weighted average common and common equivalent        14,815,908         13,665,465         12,092,437
      shares outstanding - Diluted
                                                         ------------       ------------       ------------
      Basic loss per common share from continuing        ($      0.26)      ($      1.35)      ($      0.19)
      operations

      Diluted loss per common share from continuing      ($      0.26)      ($      1.35)      ($      0.19)
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

                                              2000                1999                1998
                                         -------------       -------------       -------------
      SALES TO CUSTOMERS
      Purchasing                         $ 180,652,770       $ 177,233,213       $ 148,520,654
      Reorder                               10,772,132          17,046,504           5,807,316
      Logistics                             24,930,985          29,145,105          22,416,623
      Corporate                                     --                  --                  --
                                         -------------       -------------       -------------
                                         $ 216,355,887       $ 223,424,822       $ 176,744,593
                                         -------------       -------------       -------------

      INTER-SEGMENT SALES
      Purchasing                         $         803       $   2,544,306          18,543,669
      Reorder                                       --                  --                  --
      Logistics                              5,693,015           4,543,032           3,610,377
      Corporate                                     --                  --                  --
                                         -------------       -------------       -------------
                                         $   5,693,818       $   7,087,338       $  22,154,046
                                         -------------       -------------       -------------

      INCOME (LOSS) FROM OPERATIONS
      Purchasing                         $   1,068,504       ($  1,632,081)      $   3,299,112
      Reorder                               (2,118,422)        (12,278,965)         (3,076,160)
      Logistics                              1,265,000            (846,940)          1,377,000
      Corporate                             (2,760,912)         (5,719,698)         (4,656,934)
                                         -------------       -------------       -------------
                                         ($  2,545,830)      ($ 20,477,684)      ($  3,056,982)
                                         -------------       -------------       -------------

      DEPRECIATION AND AMORTIZATION
      Purchasing                         $     358,244       $     415,376       $     361,781
      Reorder                                  162,726             736,196             700,692
      Logistics                                605,000             667,000             537,000
      Corporate                                225,798             390,134              68,312
                                         -------------       -------------       -------------
                                         $   1,351,768       $   2,208,706       $   1,667,785
                                         -------------       -------------       -------------

      INTEREST INCOME
      Purchasing                         $     402,085       $     565,304       $     492,554
      Reorder                                   98,607                  --                  --
      Logistics                                 20,000               4,000               1,000
      Corporate                                 22,318             333,449             803,691
                                         -------------       -------------       -------------
                                         $     543,010       $     902,753       $   1,297,245
                                         -------------       -------------       -------------


                                              2000              1999              1998
                                          -----------      ------------      ------------
      INTEREST EXPENSE
      Purchasing                          $    16,059           170,234            39,779
      Reorder                                     270                --                --
      Logistics                               486,000           284,000           353,000
      Corporate                             1,293,530         1,319,877           363,321
                                          -----------      ------------      ------------
                                          $ 1,795,859      $  1,774,111      $    756,100
                                          -----------      ------------      ------------

      TOTAL ASSETS AT YEAR END
      Purchasing                          $46,371,038      $ 32,862,748      $ 44,734,461
      Reorder                               2,147,605         5,009,992        12,497,819
      Logistics                            16,352,612        16,067,410        17,051,060
      Discontinued Operations                  93,835           180,067        31,846,334
                                          -----------      ------------      ------------
           Segment Total                   64,965,090        54,120,217       106,129,674
      Unallocated:
           Cash and cash equivalents          131,877         2,456,771         1,283,411
           Marketable securities                   --                --         8,500,000
           Income taxes refundable            490,302         3,906,804                --
             Deferred taxes                        --                --         4,535,178
           Other                              915,501         1,297,373         1,906,569
                                          -----------      ------------      ------------
                                          $66,502,770      $ 61,781,165      $122,354,832
                                          -----------      ------------      ------------
      CAPITAL EXPENDITURES
      Purchasing                          $    20,238      $    140,766      $    603,780
      Reorder                                 243,316           301,927         1,905,308
      Logistics                               464,000           701,000           454,000
      Corporate                               344,759           561,786           193,795
                                          -----------      ------------      ------------
                                          $ 1,072,313      $  1,705,479      $  3,156,883
                                          -----------      ------------      ------------


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

19.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (a)

2000 QUARTER ENDED                                MARCH 31          JUNE 30         SEPTEMBER 30      DECEMBER 31
---------------------------------------------- ---------------- ----------------- ----------------- -----------------
      Revenues                                     $ 41,555       $ 54,265       $   65,284          $ 55,252
      Gross profit                                    3,146          3,851            3,829             3,020(e)
      Loss from continuing operations                  (962)          (669)            (288)           (1,957)(e)
      Income  from discontinued operations               --             --               --               205
      Net loss                                         (962)          (669)            (288)           (1,752)
      Basic loss per common share: (b)
        Loss from continuing operations               (0.07)         (0.05)           (0.02)            (0.13)
        Net loss                                      (0.07)         (0.05)           (0.02)            (0.12)
      Diluted loss per common share: (b)
        Loss from continuing operations               (0.07)         (0.05)           (0.02)            (0.13)
        Net loss                                      (0.07)         (0.05)           (0.02)            (0.12)

1999 QUARTER ENDED                                MARCH 31          JUNE 30         SEPTEMBER 30      DECEMBER 31
---------------------------------------------- ---------------- ----------------- ----------------- -----------------
      Revenues                                     $ 57,687       $ 58,617       $   53,668          $ 53,453
      Gross profit                                    4,200          4,693            1,304             1,275

      Loss from continuing operations                  (297)          (661)      (16,252) (d)          (1,035)

      Income (loss) from discontinued                   841            100          (31,105)           (9,595)
      Net income (loss)                                 545           (560)         (47,357)(d)       (10,632)

      Basic earnings (loss) per common share:
      (b)
        Loss from continuing operations               (0.02)         (0.05)           (1.22)            (0.07)
        Net income (loss)                              0.04          (0.04)           (3.55)            (0.73)
      Diluted earnings (loss) per common
      share: (b)
        Loss from continuing operations               (0.02)         (0.05)           (1.22)            (0.07)
        Net income (loss)                              0.04          (0.04)           (3.55)            (0.73)

--------------
(a)  All amounts except per share data presented in thousands.

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

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              HOTELWORKS.COM, INC.
                             CONDENSED BALANCE SHEET

                                     ASSETS

                                                                   2000
                                                              ------------

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

                              HOTELWORKS.COM, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    (UNAUDITED WITH RESPECT TO 1999 AND 1998)

                                                BALANCE AT     CHARGED TO
                                                BEGINNING OF     COSTS AND     CHARGED TO                     BALANCE AT END
            DESCRIPTION                            PERIOD        EXPENSES    OTHER ACCOUNTS  DEDUCTIONS(1)       OF PERIOD
-------------------------------------------    -------------   ------------- --------------- -------------    ----------------
CONTINUING OPERATIONS:
     Allowance for doubtful accounts
                                      1998      $   142,595      $   668,922      $ --      $  (131,528)      $   679,989
                                      1999          679,989        1,632,922        --         (569,547)        1,743,364
                                      2000        1,743,364          764,562        --         (505,875)        2,002,051

Allowance or deferred tax assets
                                      1998               --               --        --               --                --
                                      1999               --       20,118,694        --               --        20,118,694
                                      2000       20,118,694        1,451,148        --               --        21,569,842

DISCONTINUED OPERATIONS:
     RENOVATION BUSINESS:
     Reserves for loss on disposal,
     including operating losses during
     phase-out period
                                      1998               --               --        --               --                --
                                      1999               --        9,236,894        --       (6,330,837)        2,906,057
                                      2000        2,906,057               --        --       (1,731,057)        1,175,000

HOTEL DEVELOPMENT BUSINESS:
     Reserves for loss on disposal,
     including operating losses during
     phase-out period
                                      1998               --          150,000        --               --           150,000
                                      1999          150,000        1,670,204        --       (1,820,204)               --
                                      2000               --               --        --               --                --

REAL ESTATE INVESTMENT AND ASSET
 MANAGEMENT BUSINESS:
     Reserves for loss on disposal,
     including losses during phase-out
     period
                                      1998               --               --        --               --                --
                                      1999               --        5,650,570        --         (713,071)        4,937,499
                                      2000        4,937,499               --        --       (4,937,499)               --



------------
(1) Charges to the accounts are for the purposes for which the reserves were created.