Form 10-Q
period 2001-03-31
HOTELWORKS COM INC
filed 2001-07-23
CIK 911434

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  MARCH 31, 2001

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _____________

       Commission File Number: 0-23054

                              HOTELWORKS.COM, INC.
             (exact name of registrant as specified in its charter)

            NEW YORK                                     11-3096379
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

   201 ALHAMBRA CIRCLE, MIAMI, FL                               33134
-----------------------------------------              ------------------------
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

                                                                  [X] Yes [ ] No

                       APPLICABLE ONLY TO CORPORATE ISSUER

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 15,112,867 as of July 17, 2001.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                           --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2001
         and December 31, 2000...................................................................................3

         Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000....................................................................4

         Condensed Consolidated Statement of Stockholders'
         Equity for the three months ended March 31, 2001........................................................5

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 ...................................................................6

         Notes to Condensed Consolidated Financial Statements ................................................7-10

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.......................................................................14

Signatures.......................................................................................................15


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for historical information contained herein, the Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. Certain factors that might cause such a difference are set forth in the Company's 10-K for the period ended December 31, 2000. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. When used in the Report on Form 10-Q, the words "estimate," "anticipate," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Such statements, including without limitation, those relating to our future business, prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they may appear in this document or in other statements attributable to us, involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                        MARCH 31, 2001    DECEMBER 31, 2000
                                                                        --------------    -----------------
                                                                          UNAUDITED
                                     ASSETS

Cash and cash equivalents                                                   $  2,044             $  4,977
Accounts receivable, net of allowance for doubtful accounts of
   $2,032 and $1,743                                                          22,436               33,677
Deposits with vendors                                                          5,182               10,762
Income taxes refundable                                                          304                  490
Prepaid and other current assets                                                 471                  447
                                                                            --------             --------
     Total current assets                                                     30,437               50,353

Property and equipment, net                                                    3,285                5,315
Goodwill, net                                                                 10,539               10,639
Other assets                                                                      55                  102
Non-current assets of discontinued operations                                     88                   94
                                                                            --------             --------
                                                                            $ 44,404             $ 66,503
                                                                            ========             ========



                         LIABILITIES AND CAPITAL DEFICIT

Accounts payable                                                            $ 13,877             $ 26,988
Accrued expenses and other liabilities                                         4,951                5,085
Billings in excess of costs and estimated earnings                               733                1,294
Customer deposits                                                             10,253               14,136
Current portion of long-term debt                                              1,011                3,166
Net current liabilities of discontinued
  Operations                                                                   7,098                7,367
                                                                            --------             --------
     Total current liabilities                                                37,923               58,036
Long-term debt                                                                10,105               10,256
                                                                            --------             --------
     Total liabilities                                                        48,028               68,292

Commitments and contingencies

 CAPITAL DEFICIT
8% convertible preferred stock, $.01 par value, $1 stated value,
  5,000,000 shares authorized, 1,000,000 and 1,000,000 shares
  issued and outstanding                                                       1,000                1,000
Common stock, $.01 par value, 50,000,000 shares authorized,
  15,112,867 and 14,912,867 shares issued and outstanding                        151                  149
Additional paid-in capital                                                    60,073               60,019
Deficit                                                                      (64,848)             (62,957)
                                                                            --------             --------
     Total capital deficit                                                    (3,624)              (1,789)
                                                                            --------             --------
                                                                            $ 44,404             $ 66,503
                                                                            ========             ========


See notes to condensed consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                    Unaudited


                                                       THREE MONTHS ENDED MARCH 31,
                                                       -----------------------------
                                                         2001                 2000
                                                       --------             --------
Revenues                                               $ 32,076             $ 41,555
Cost of revenues                                         29,798               38,409
                                                       --------             --------
    Gross profit                                          2,278                3,146
Selling, general and administrative
  Expenses                                                3,954                3,960
                                                       --------             --------
    Loss from operations                                 (1,676)                (814)

Other income (expense):
    Interest income                                          74                  272
    Interest expense                                       (269)                (420)
                                                       --------             --------
Total other income (expense)                               (195)                (148)

                                                       --------             --------
Net (loss)                                               (1,871)                (962)
                                                       ========             ========

Basic and diluted (loss) per common share              $  (0.13)            $  (0.07)
                                                       ========             ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                      14,952               14,777
                                                       ========             ========




See notes to condensed consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (in thousands)
                                    Unaudited


                                     PREFERRED STOCK           COMMON STOCK
                                    ------------------       ------------------          ADDT'L                        TOTAL
                                     NUMBER     STATED       NUMBER         PAR          PAID IN                      CAPITAL
                                     OF SHARES  VALUE        OF SHARES     VALUE         CAPITAL       DEFICIT        DEFICIT
                                    ----------  ------       ---------     ------       --------       -------        --------

BALANCE, JANUARY 1, 2001            1,000      $  1,000        14,913      $    149      $ 60,019      $(62,957)      $ (1,789)

Stock issued in settlements            --            --           200             2            54            --             56

Net loss                               --            --            --            --            --        (1,871)        (1,871)

Preferred dividends accrued            --            --            --            --            --           (20)           (20)
                                 --------      --------      --------      --------      --------      --------       --------
BALANCE, MARCH 31, 2001             1,000      $  1,000        15,113      $    151      $ 60,073      $(64,848)      $ (3,624)
                                 ========      ========      ========      ========      ========      ========       ========


See notes to condensed consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited


                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ------------------------------
                                                                                       2001           2000
                                                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss)                                                                     $ (1,871)      $   (962)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
      Depreciation and amortization                                                       324            321
      Provision for bad debts                                                              59             95
(Increase) decrease in current assets:
      Accounts receivable                                                              11,182         (5,344)
      Costs and estimated earnings in excess of billings                                   --            (27)
      Deposits with vendors                                                             5,580         (2,827)
      Income taxes refundable                                                             186             (6)
      Prepaid and other current assets                                                    (25)           361
(Increase) decrease in other assets                                                        47            (40)
Increase (decrease) in current liabilities:
      Accounts payable                                                                (13,111)          (107)
      Accrued expenses and other liabilities                                              (99)           (14)
      Billings in excess of costs and estimated earnings                                 (561)            24
      Customer deposits                                                                (3,883)         5,318
                                                                                     --------       --------
NET CASH (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS                       (2,172)        (3,208)
                                                                                     --------       --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS           (262)           207
                                                                                     --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net proceeds from sale of property and equipment                                  2,077             --
      Purchases of property and equipment                                                (270)          (267)
                                                                                     --------       --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS            1,807           (267)
                                                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of long-term debt                                                      (2,306)          (155)
      Proceeds from exercise of stock options and warrants                                 --            295
                                                                                     --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    (2,306)           140
                                                                                     --------       --------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (2,933)        (3,128)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          4,977          4,560
                                                                                     --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  2,044       $  1,432
                                                                                     ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
      Income taxes                                                                   $     15       $     30
      Interest                                                                       $    204       $    412
Cash received during the period for:
      Income tax refunds                                                             $    180       $     --
NON-CASH ACTIVITIES:
      Preferred stock in-kind dividend accrued                                       $     20       $     --
      Stock issued in settlements                                                    $     56       $     --


See notes to condensed consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: CONSOLIDATION

The condensed consolidated financial statements of Hotelworks.com, Inc. and subsidiaries (the "Company") and related notes thereto as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring adjustments. The condensed consolidated balance sheet information for December 31, 2000 was derived from the audited consolidated financial statements included in the Company's Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period. Certain prior period balances have been reclassified in the condensed consolidated financial statements in order to provide a presentation consistent with the current period.

NOTE 2:  GOING CONCERN

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company was severely affected during 1999 and 2000 by significant losses from continuing operations and discontinued operations, which has resulted in a significant deterioration of the stockholders' equity of the Company. In addition, the Company projects negative cash flows from operations in 2001. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Management has taken the following steps in 2001 to improve its operations and reduce its losses from continuing operations. Management has (a) undertaken a comprehensive review of its on-going businesses, (b) implemented steps to improve the gross margin on its contracts by reducing overhead and labor costs,
(c) reduced its selling, general and administrative expenses from $22.7 million in 1999 to $16.4 million in 2000 to a budgeted amount of $14.3 million in 2001, and (d) sold its Orlando warehouse in March 2001, the proceeds of which were used to payoff substantially all of the mortgage note and term loan with Bank of America.

NOTE 3: DISCONTINUED OPERATIONS

In September, 1999, the Company announced a strategic initiative to reposition the core supply and distribution businesses, and to divest itself of its renovation business and real estate investment and asset management business. In December, 1998, the Company decided to discontinue its hotel development business.

The remaining assets and liabilities of the discontinued operations as of March 31, 2001 and December 31, 2000, as presented in the accompanying consolidated balance sheets, are as follows: (in thousands):


March 31, 2001:                                                  REAL ESTATE
                                                                 INVESTMENT &
                                                                   ASSET             HOTEL
                                               RENOVATION        MANAGEMENT        DEVELOPMENT         TOTAL
                                               ----------        -----------       -----------       --------

Accounts receivable                            $ 19,269          $     --          $     --          $ 19,269
Allowance for doubtful accounts                 (19,072)               --                --           (19,072)
Prepaids and other current assets, net               29                --                --                29
Accounts payable                                 (1,283)               --                --            (1,283)
Accrued and other liabilities                      (409)           (1,000)              (47)           (1,456)
Current portion of long-term debt                (4,585)               --                --            (4,585)
                                               --------          --------          --------          --------

Net current liabilities                        $ (6,051)         $ (1,000)         $    (47)         $ (7,098)
                                               --------          --------          --------          --------
Property and equipment, net                    $     27          $     --          $     21          $     48
Other assets                                         19                --                21                40
                                               --------          --------          --------          --------
Net non-current assets                         $     46          $     --          $     42          $     88
                                               --------          --------          --------          --------



December 31, 2000:                                               REAL ESTATE
                                                                 INVESTMENT &
                                                                   ASSET             HOTEL
                                               RENOVATION        MANAGEMENT        DEVELOPMENT         TOTAL
                                               ----------        -----------       -----------       --------

Accounts receivable                            $ 19,484          $     --          $     --          $ 19,484
Allowance for doubtful accounts                 (19,072)               --                --           (19,072)
Prepaids and other current assets, net              110                --                --               110
Accounts payable                                 (1,549)               --                --            (1,549)
Accrued and other liabilities                      (707)           (1,000)              (48)           (1,755)
Current portion of long-term debt                (4,585)               --                --            (4,585)
                                               --------          --------          --------          --------
Net current liabilities                        $ (6,319)         $ (1,000)         $    (48)         $ (7,367)
                                               --------          --------          --------          --------
Property and equipment, net                    $     30          $      0          $     24          $     54
Other assets                                         19                --                21                40
                                               --------          --------          --------          --------
Net non-current assets                         $     49          $     --          $     45          $     94
                                               --------          --------          --------          --------

Net current liabilities of discontinued operations at March 31, 2001 and December 31, 2000, include renovation accounts receivables which include unapproved change orders and estimated net claims, which involve negotiations with customers and in some cases has resulted in litigation. The Company believes that it has established contractual or legal bases for pursuing recovery of change orders and claims and it is management's intention to pursue these matters and litigate, if necessary, until a decision or settlement is reached. Unapproved change orders and claims involve the use of estimates and it is reasonably possible that revisions to the estimated recoverable amounts could be made within the next year. The settlement of these amounts depends on individual circumstances and negotiations with the counter party, accordingly, the timing of the collection will vary and may extend beyond one year.

NOTE 4:  DEBT

In March 2001, the Company's wholly-owned subsidiary, Bekins Distribution Services, Inc. ("Bekins"), sold for $2,265,500 its warehouse facility in Orlando, Florida, the net proceeds of which were used to repay its mortgage with Bank of America, N.A. in full and reduce the remaining balance on the term loan with Bank of America, N.A. to $107,000. In accordance with the Amended and Restated Loan Agreement signed in September 2000, the remaining balance of the term loan was transferred to the overadvance term loan and the term loan was retired.

In connection with the Company's Amended and Restated Loan Agreement with HSBC Bank USA ("HSBC"), the Company executed a three-year promissory note with HSBC. The note contains a covenant requiring the Company to submit quarterly financial statements to HSBC within 45 days of quarter-end. Due to the late filing of this Form 10-Q, the Company is not in compliance with this covenant. The Company will cure the default upon the filing of this Form 10-Q. Additionally, HSBC has notified the Company that they will not call the note as a result of this violation.

NOTE 5:  OPERATING SEGMENTS

The Company's operating segments are based on the separate lines of business acquired over the past several years which provide different services to the hospitality industry, namely purchasing, reorder and logistics services. The purchasing business provides "project-managed" procurement of furniture, fixtures and equipment for new and refurbished properties. The reorder business provides reordering of operating supplies and equipment for daily use in hotels. The logistics business provides warehousing, transportation and installation services to the hospitality industry and other related fields, including retail merchandising. Segment data is as follows (in thousands):

                                          THREE MONTHS ENDED MARCH 31,
                                         -------------------------------
                                           2001                    2000
                                         -------                 -------

Sales to Customers:
Purchasing                               $26,106                 $31,580
Reorder                                      879                   4,579
Logistics                                  5,091                   5,396
Corporate                                     --                      --
                                         -------                 -------
                                         $32,076                 $41,555
                                         =======                 =======

Inter-segment Sales:
Purchasing                               $    --                 $    --
Reorder                                       --                      --
Logistics                                    861                     758
Corporate                                     --                      --
                                         -------                 -------
                                         $   861                 $   758
                                         =======                 =======

Income (loss) from Operations:
Purchasing                               $  (728)               $   623
Reorder                                     (457)                  (486)
Logistics                                    (27)                  (267)
Corporate                                   (464)                  (684)
                                         -------                -------
                                         $(1,676)               $  (814)
                                         =======                =======



The Company's revenue and assets predominately relate to the United States operations.

For the three months ended March 31, 2001, the following customers accounted for over 10% of the Company's revenues:

              Florida Resort and Convention Hotel                   16.7%
              Lodging and Entertainment Company                     12.2%
              Lodging and Hotel Development Company                 11.1%
              Lodging and Condominium Developer                     10.6%




For the three months ended March 31, 2000, no customers accounted for over 10% of the Company's revenues.

NOTE 6:  EARNINGS PER SHARE

The following table reconciles the components of basic and diluted earnings per common share for loss from continuing operations for the three months ended March 31, 2001 and 2000 (in thousands).

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                     2001              2000
                                                   --------          --------
Numerator:
     Loss from continuing operations               $ (1,871)         $   (962)
     Preferred stock dividends                          (20)               --
                                                   --------          --------
     Loss available to common shareholders
      from continuing operations - basic             (1,891)             (962)
     Effect of dilutive securities
         Preferred stock dividends                      (20)               --
                                                   --------          --------
     Loss available to common shareholders
      from continuing operations - diluted         $ (1,871)         $   (962)

Denominator:

     Weighted average common shares
      outstanding - basic                            14,952            14,777
     Effect of dilutive securities (a)
         Stock-based compensation plans                  --                --
         Convertible preferred stock                     --                --
                                                                     --------
     Weighted average common and
      common equivalent shares
      outstanding - diluted                          14,952            14,777



(a)  Antidilutive

NOTE 7: COMMITMENTS AND CONTINGENCIES

There has been no change in the status of the Company's material outstanding litigation as disclosed in the Company's Form 10-K for the period ended December 31, 2000.

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

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 2001 vs. THREE MONTHS ENDED MARCH 31, 2000.

Revenues for the three months ended March 31, 2001 were $32,076,000 compared to $41,555,000 for the three months ended March 31, 2000. Sales in the purchasing business declined from $31.6 million in 2000 to $26.1 million in 2001 primarily as a result of the economic downturn and pricing pressures in the hotel industry where development and renovation of hotel properties decreased. Sales in the reorder business dropped from $4.6 million to $900,000 due primarily to the loss of a significant customer in May 2000 and the conversion of a large percentage of business with the largest remaining customer from principal to agent status, whereby the merchandise sales and cost is no longer recorded on the Company's books. Revenue dropped $305,000 or approximately 6% in the logistics business due to a drop in development in Las Vegas, where the Company maintains a warehouse and staff.

Cost of revenues for the quarter ended March 31, 2001 decreased to $29,798,000 as compared to $38,409,000 for the first quarter of 2000 due primarily to lower revenues across all business segments.

Gross profit for the first quarter of 2001 was $2,278,000 or 7.1% of revenues, compared to $3,146,000 or 7.6% of revenues for the first quarter of 2000. The decrease in gross profit dollars was primarily attributable to the drop in revenues. In gross profit percentages, the purchasing business accounted for most of the decrease as it declined from 6.8% in the first quarter of 2000 to 3.3% primarily due to a drop in fee income and volume discounts as a result of the drop in revenues.

Selling, general and administrative ("S,G&A") expenses remained relatively unchanged between the three months ended March 31, 2001 and 2000. As a percent of revenues, the first quarter of 2001 measured 12.3% compared to 9.5% for the first quarter of 2000. The increase in the percent in the current quarter was due to the decrease in revenues discussed above. In response to the economic downturn and the resulting drop in revenues, the Company in the first quarter of 2001 instituted additional cost reductions, including employee layoffs and expense reductions.

The loss from operations for the quarter ended March 31, 2001 was $1,676,000 compared to a loss of $814,000 for the quarter ended March 31, 2000. The increase in the loss in the current quarter was due to the factors cited above.

Interest expense decreased from $420,000 in the three months ended March 31, 2000 to $269,000 in the three months ended March 31, 2001. The decrease was due to a drop in interest rates as the majority of the Company's long-term debt is subject to variable interest rates, as well as the refinancing of the debt with HSBC Bank USA in December 2000 whereby the debt currently accruing interest dropped by approximately $5.5 million. Interest income decreased primarily due to the drop in funds available for investment.

Due to the losses sustained in the three months ended March 31, 2001 and 2000 and the lack of any additional carryback opportunity, no provision or benefit for income taxes was recorded.

Based on the above factors, the loss from operations increased from a loss of $962,000 in the three months ended March 31, 2000 to a $1,871,000 loss in the current three month period. Basic and diluted loss per share from operations increased from a $0.07 loss in last year's first quarter to a loss of $0.13 in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company was severely affected during 1999 and 2000 by significant losses from continuing operations and discontinued operations, which has resulted in a significant deterioration of the stockholders' equity of the Company. In addition, the Company projects negative cash flows from operations in 2001. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Management has taken the following steps in 2001 to improve its operations and reduce its losses from continuing operations. Management has (a) undertaken a comprehensive review of its on-going businesses, (b) implemented steps to improve the gross margin on its contracts by reducing overhead and labor costs,
(c) reduced its selling, general and administrative expenses from $22.7 million in 1999 to $16.4 million in 2000 to a budgeted amount of $14.3 million in 2001, and (d) sold its Orlando warehouse in March 2001, the proceeds of which were used to payoff substantially all of the mortgage note and term loan with Bank of America.

In March 2001, the Company's wholly-owned subsidiary, Bekins Distribution Services, Inc. ("Bekins"), sold for $2,265,500 its warehouse facility in Orlando, Florida, the net proceeds of which were used to repay its mortgage with Bank of America, N.A. in full and reduce the remaining balance on the term loan with Bank of America, N.A. to $107,000. In accordance with the Amended and Restated Loan Agreement signed in September 2000, the remaining balance of the term loan was transferred to the overadvance term loan and the term loan was retired.

In connection with the Company's Amended and Restated Loan Agreement with HSBC Bank USA ("HSBC"), the Company executed a three-year promissory note with HSBC. The note contains a covenant requiring the Company to submit quarterly financial statements to HSBC within 45 days of quarter-end. Due to the late filing of this Form 10-Q, the Company is not in compliance with this covenant. The Company will cure the default upon the filing of this Form 10-Q. Additionally, HSBC has notified the Company that they will not call the note as a result of this violation.

For 2001, the Company projects a net cash flow deficit from operations and cash requirements related to the development of its internet web-based reorder system. The net cash flow deficit from operations for the first quarter of 2001 primarily relates to losses in the purchasing business. Management believes that measures taken to positively impact profit and cash flows, including its review of the on-going businesses' gross margins and related expense reductions, the receipt of settlement payments from former officers and customers, the proceeds from the sale of Bekins' Orlando warehouse, and its ability to defer certain capital expenditures and other current payment obligations, if necessary, will provide sufficient funds to cover cash flow deficits in 2001. However, there can be no assurance that the measures taken will allow the Company to achieve profitability or positive cash flows.

Net cash used by operating activities of continuing operations for the three months ended March 31, 2001 was $2,172,000 compared to net cash used of $3,208,000 for the three months ended March 31, 2000. During the current quarter, cash was primarily used to fund the net loss of the Company. The cash generated by the drop in accounts receivable and vendor deposits was entirely offset by the cash used by the decrease in accounts payable and customer deposits. These accounts dropped in the current first quarter due primarily to the economic slowdown whereby the hotel industry delayed and in some instances cancelled renovation projects and new construction.

Net cash used in operating activities of discontinued operations was $262,000 for the three months ended March 31, 2001 compared to net cash provided of $207,000 in the three months ended March 31, 2000. The use of cash in 2001 primarily relates to expenses for litigation as claims against former customers of the renovation business are pursued.

Net cash provided by investing activities was $1,807,000 for the three months ended March 31, 2001 compared to net cash used of $267,000 for the three months ended March 31, 2000. For the first quarter of 2001, cash was provided by the sale of the Bekins warehouse in March 2001 offset by $270,000 of property and equipment purchases. The use of cash in 2001 related entirely to purchases of property and equipment.

Net cash used in financing activities for the first quarter of 2001 was $2,306,000 compared to cash provided of $140,000 in the first quarter of 2000. The use of cash in 2001 related to payments on long-term debt, primarily the use of the warehouse sale proceeds by Bekins to payoff their mortgage with Bank of America, N.A. and to substantially reduce the balance of their term loan with Bank of America, N.A. For 2000, the proceeds from stock option and warrant exercises exceeded the repayments of long-term debt by $140,000.

The Company has been notified that it has fallen below the continued listing requirements of the American Stock Exchange ("AMEX"). Also, on April 20, 2001, the AMEX halted trading of the Company's common stock because the Company had failed to file its Form 10-K for the period ended December 31, 2000. The Company filed its Form 10-K on June 21, 2001,( as amended on July 13, 2001) however, the Company's Form 10-Q for the quarter ended March 31, 2001 was not filed on a timely basis. Until the trading halt on the Company's common stock is lifted, there is no public liquidity in the Company's common stock. As a result of falling below the listing requirements, the AMEX may move to delist the common stock and if the common stock is delisted, the Company's ability to raise capital and its liquidity would be adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although the Company does maintain small offices outside the United States and does conduct immaterial transactions in foreign currencies, the Company does not believe that it has material exposure to risks associated with foreign currency fluctuations related to its operations given the terms of its contracts with customers. The Company does not use derivative financial instruments in its operations. The Company does have exposure to market risks associated with changes in interest rates given that the Company does maintain long-term debt facilities which have variable interest rates. If short-term interest rates averaged 1% more in the three months ended March 31, 2001, the Company's interest expense and net loss would have increased by approximately $32,000.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       11 Computation of earnings per share (Incorporated herein by reference to Note 6 to the Company's Condensed Consolidated Financial Statements).

  (b)  Reports on Form 8-K

       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HOTELWORKS.COM, INC.


                                             /s/  DOUGLAS A. PARKER
                                             ---------------------------
                                             Douglas A. Parker
                                             Chief Executive Officer,
                                             President and Director

                                             /s/  JOHN F. WILKENS
                                             ---------------------------
                                             John F. Wilkens
                                             Vice President - Treasurer
                                            (principal financial officer,
                                             principal accounting officer)
Dated: July 23, 2001