Form 10-Q
period 2001-06-30
HOTELWORKS COM INC
filed 2001-08-14
CIK 911434

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2001

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission File Number: 0-23054

                              HOTELWORKS.COM, INC.
             (exact name of registrant as specified in its charter)

                  NEW YORK                               11-3096379
------------------------------------      ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

201 ALHAMBRA CIRCLE, MIAMI, FL                                        33134
------------------------------------------                       --------------
(Address of principal executive offices)                           (Zip Code)


                                 (305) 774-3200
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




Check whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUER
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 15,112,867 as of August 8, 2001.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                                                           PAGE NO.
                                                                                                           --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2001
                  and December 31, 2000...........................................................................3

                  Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000.....................................................4

                  Condensed Consolidated Statement of Stockholders'
                  Equity for the six months ended June 30, 2001...................................................5

                  Condensed Consolidated Statements of Cash Flows for the six
                  months ended June 30, 2001 and 2000 ............................................................6

                  Notes to Condensed Consolidated Financial Statements ........................................7-11

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations..........................................................................................12-16

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.............................................17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................................17

Item 6.   Exhibits and Reports on Form 8-K.......................................................................17

Signatures.......................................................................................................18



SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for historical information contained herein, the Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. Certain factors that might cause such a difference are set forth in the Company's Form 10-K for the year ended December 31, 2000. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. When used in the Report on Form 10-Q, the words "estimate," "anticipate," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Such statements, including without limitation, those relating to our future business, prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they may appear in this document or in other statements attributable to us, involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                  JUNE 30, 2001     DECEMBER 31, 2000
                                                                                  -------------     -----------------
                                                                                    UNAUDITED

                                                      ASSETS

Cash and cash equivalents                                                            $  1,088             $  4,977
Accounts receivable, net of allowance for doubtful accounts of
$1,862 and $1,743                                                                      25,292               33,677
Deposits with vendors                                                                   8,600               10,762
Income taxes refundable                                                                   286                  490
Prepaid and other current assets                                                          399                  447
                                                                                     --------             --------
     Total current assets                                                              35,665               50,353

Property and equipment, net                                                             3,052                5,315
Goodwill, net                                                                          10,438               10,639
Other assets                                                                               11                  102
Non-current assets of discontinued operations                                              80                   94
                                                                                     --------             --------
                                                                                     $ 49,246             $ 66,503
                                                                                     ========             ========



                                          LIABILITIES AND CAPITAL DEFICIT

Accounts payable                                                                     $ 20,077             $ 26,988
Accrued expenses and other liabilities                                                  3,478                5,085
Billings in excess of costs and estimated earnings                                        541                1,294
Customer deposits                                                                      12,596               14,136
Current portion of long-term debt                                                         995                3,166
Net current liabilities of discontinued
 operations                                                                             6,775                7,367
                                                                                     --------             --------
     Total current liabilities                                                         44,462               58,036
Long-term debt                                                                          9,685               10,256
                                                                                     --------             --------
     Total liabilities                                                                 54,147               68,292
                                                                                     --------             --------

Commitments and contingencies

 CAPITAL DEFICIT
8% convertible preferred stock, $.01 par value, $1 stated value,
    5,000,000 shares authorized, 1,000,000 and 1,000,000 shares
    issued and outstanding                                                              1,000                1,000
Common stock, $.01 par value, 50,000,000 shares authorized,
    15,112,867 and 14,912,867 shares issued and outstanding                               151                  149
Additional paid-in capital                                                             60,082               60,019
Deficit                                                                               (66,134)             (62,957)
                                                                                     --------             --------
     Total capital deficit                                                             (4,901)              (1,789)
                                                                                     --------             --------
                                                                                     $ 49,246             $ 66,503
                                                                                     ========             ========


           See notes to condensed consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                    Unaudited


                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 JUNE 30,                     JUNE 30,
                                          ----------------------      ----------------------
                                            2001          2000          2001          2000
                                          --------      --------      --------      --------
Revenues                                  $ 30,458      $ 54,265      $ 62,534      $ 95,820
Cost of revenues                            28,050        50,414        57,848        88,823
                                          --------      --------      --------      --------
    Gross profit                             2,408         3,851         4,686         6,997
Selling, general and administrative
  expenses                                   3,555         4,178         7,509         8,138
                                          --------      --------      --------      --------
    Loss from operations                    (1,147)         (327)       (2,823)       (1,141)

Other income (expense):
    Interest income                             79           106           153           378
    Interest expense                          (198)         (447)         (467)         (867)
                                          --------      --------      --------      --------
Loss from operations before provision
 for income taxes                           (1,266)         (668)       (3,137)       (1,630)
Provision for income taxes                      --             1            --             1
                                          --------      --------      --------      --------
Net (loss)                                $ (1,266)     $   (669)     $ (3,137)     $ (1,631)
                                          ========      ========      ========      ========

Basic and diluted (loss) per common
 share                                    $  (0.09)     $  (0.05)     $  (0.21)     $  (0.11)
                                          ========      ========      ========      ========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING, BASIC AND DILUTED             15,113        14,813        15,002        14,795
                                          ========      ========      ========      ========




           See notes to condensed consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                 (in thousands)
                                    Unaudited



                                    PREFERRED STOCK         COMMON STOCK
                                  -------------------     ------------------       ADDT'L                         TOTAL
                                   NUMBER      STATED      NUMBER      PAR         PAID IN                       CAPITAL
                                  OF SHARES     VALUE     OF SHARES    VALUE       CAPITAL          DEFICIT      DEFICIT
                                  ---------     -----     ---------    -----       -------          -------      -------
BALANCE, JANUARY 1, 2001          1,000       $1,000       14,913       $149       $ 60,019        $(62,957)       $(1,789)

Stock issued in settlements          --           --          200          2             63              --             65

Net loss                             --           --           --         --             --          (3,137)        (3,137)

Preferred dividends accrued
                                     --           --           --         --             --             (40)           (40)
                                  -----       ------       ------       ----       --------        --------        -------
BALANCE, JUNE 30, 2001            1,000       $1,000       15,113       $151       $ 60,082        $(66,134)       $(4,901)
                                  =====       ======       ======       ====       ========        ========        =======


           See notes to condensed consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited


                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                     --------------------------
                                                                                       2001           2000
                                                                                      -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss)                                                                      $(3,137)       $(1,631)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                       673            676
      Provision (recovery) for bad debts                                                  (25)           269
(Increase) decrease in current assets:

      Accounts receivable                                                               8,409         (6,558)
      Costs and estimated earnings in excess of billings                                   --            107
      Deposits with vendors                                                             2,162         (5,893)
      Income taxes refundable                                                             205          3,396
      Prepaid and other current assets                                                     48            243
(Increase) decrease in other assets                                                        92            (36)
Increase (decrease) in current liabilities:
      Accounts payable                                                                 (6,911)         1,720
      Accrued expenses and other liabilities                                           (1,583)          (890)
      Billings in excess of costs and estimated earnings                                 (753)         2,504
      Customer deposits                                                                (1,540)         9,796
                                                                                      -------        -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS           (2,360)         3,703
                                                                                      -------        -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS           (578)           276
                                                                                      -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net proceeds from sale of property and equipment                                  2,077             --
      Purchases of property and equipment                                                (286)          (832)
                                                                                      -------        -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS            1,791           (832)
                                                                                      -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings on long-term debt                                                         --            302
      Repayment of long-term debt                                                      (2,742)          (362)
      Proceeds from exercise of stock options and warrants                                 --            283
                                                                                      -------        -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    (2,742)           223
                                                                                      -------        -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                (3,889)         3,370
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          4,977          4,560
                                                                                      -------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 1,088        $ 7,930
                                                                                      =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
      Income taxes                                                                         22             35
      Interest                                                                            348            837
Cash received during the period for:
      Income tax refunds                                                                  198          3,390
NON-CASH ACTIVITIES:
      Preferred stock in-kind dividend accrued                                             40             --
      Stock issued in settlements                                                          65             --


           See notes to condensed consolidated financial statements.

                      HOTELWORKS.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1: CONSOLIDATION

The condensed consolidated financial statements of Hotelworks.com, Inc. and subsidiaries (the "Company") and related notes thereto as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring adjustments. The condensed consolidated balance sheet information for December 31, 2000 was derived from the audited consolidated financial statements included in the Company's Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period. Certain prior period balances have been reclassified in the condensed consolidated financial statements in order to provide a presentation consistent with the current period.

NOTE 2:  GOING CONCERN

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company was severely affected during 1999, 2000 and the first half of 2001 by significant losses from continuing operations and discontinued operations, which has resulted in a significant deterioration of the stockholders' equity of the Company. In addition, the Company projects negative cash flows from operations in 2001. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Management has taken the following steps in 2001 to improve its operations and reduce its losses from continuing operations. Management has (a) undertaken a comprehensive review of its on-going businesses, (b) implemented steps to improve the gross margin on its contracts by reducing overhead and labor costs,
(c) reduced its selling, general and administrative expenses from $22.7 million in 1999 to $16.4 million in 2000 to a budgeted amount of $14.3 million in 2001, and (d) sold its Orlando warehouse in March 2001, the proceeds of which were used to payoff the mortgage note and substantially all of term loan with Bank of America.

NOTE 3: DISCONTINUED OPERATIONS

In September, 1999, the Company announced a strategic initiative to reposition the core supply and distribution businesses, and to divest itself of its renovation business and real estate investment and asset management business. In December, 1998, the Company decided to discontinue its hotel development business.

The remaining assets and liabilities of the discontinued operations as of June 30, 2001 and December 31, 2000, as presented in the accompanying consolidated balance sheets, are as follows (in thousands):



JUNE 30, 2001:                                              REAL ESTATE
                                                            INVESTMENT &
                                                            ASSET         HOTEL
                                            RENOVATION      MANAGEMENT    DeVELOPMENT    TOTAL
                                             --------       -----------   -----------   --------


Accounts receivable                          $ 19,304        $    --        $ --        $ 19,304
Allowance for doubtful accounts               (19,072)            --          --         (19,072)
Prepaids and other current assets, net             --             --          --              --
Accounts payable                               (1,277)            --          --          (1,277)
Accrued and other liabilities                     (98)        (1,000)        (47)         (1,145)
Debt                                           (4,585)            --          --          (4,585)
                                             --------        -------        ----        --------

Net current liabilities                      $ (5,728)       $(1,000)       $(47)       $ (6,775)
                                             --------        -------        ----        --------
Property and equipment, net                  $     22        $    --        $ 18        $     40
Other assets                                       19             --          21              40
                                             --------        -------        ----        --------
Net non-current assets                       $     41        $    --        $ 39        $     80
                                             --------        -------        ----        --------






DECEMBER 31, 2000:                                          REAL ESTATE
                                                            INVESTMENT &
                                                            ASSET         HOTEL
                                            RENOVATION      MANAGEMENT    DeVELOPMENT    TOTAL
                                             --------       -----------   -----------   --------


Accounts receivable                          $ 19,484        $    --        $ --        $ 19,484
Allowance for doubtful accounts               (19,072)            --          --         (19,072)
Prepaids and other current assets, net            110             --          --             110
Accounts payable                               (1,549)            --          --          (1,549)
Accrued and other liabilities                    (707)        (1,000)        (48)         (1,755)
Debt                                           (4,585)            --          --          (4,585)
                                             --------        -------        ----        --------

Net current liabilities                      $ (6,319)       $(1,000)       $(48)       $ (7,367)
                                             --------        -------        ----        --------
Property and equipment, net                  $     30        $    --        $ 24        $     54
Other assets                                       19             --          21              40
                                             --------        -------        ----        --------
Net non-current assets                       $     49        $    --        $ 45        $     94
                                             --------        -------        ----        --------


Net current liabilities of discontinued operations at June 30, 2001 and December 31, 2000, include renovation accounts receivables which include unapproved change orders and estimated net claims, which involve negotiations with customers and in some cases has resulted in litigation. The Company believes that it has established contractual or legal bases for pursuing recovery of change orders and claims and it is management's intention to pursue these matters and litigate, if necessary, until a decision or settlement is reached. Unapproved change orders and claims involve the use of estimates and it is reasonably possible that revisions to the estimated recoverable amounts could be made within the next year. The settlement of these amounts depends on individual circumstances and negotiations with the counter party, accordingly, the timing of the collection will vary and may extend beyond one year.

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

In connection with the Company's Amended and Restated Loan Agreement with HSBC Bank USA ("HSBC"), the Company executed a three-year promissory note with HSBC. The note contains a covenant requiring the Company to submit quarterly financial statements to HSBC within 45 days of quarter-end. Due to the late filing of the Form 10-Q for the quarter ended March 31, 2001, the Company was not in compliance with this covenant. The Company cured the default upon the filing of the Form 10-Q. Additionally, HSBC has notified the Company that they will not call the note as a result of this violation.

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


                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                       JUNE 30,
                                         ------------------------        ------------------------
                                           2001            2000            2001            2000
                                         --------        --------        --------        --------
Sales to Customers:
Purchasing                               $ 26,120        $ 44,913        $ 52,226        $ 76,493
Reorder                                       740           2,968           1,619           7,547
Logistics                                   3,598           6,384           8,689          11,780
Corporate                                      --              --              --              --
                                         --------        --------        --------        --------
                                         $ 30,458        $ 54,265        $ 62,534        $ 95,820
                                         ========        ========        ========        ========
Inter-segment Sales:
Purchasing                               $     --        $     --        $     --        $     --
Reorder                                        --              --              --              --
Logistics                                   1,777             971           2,638           1,729
Corporate                                      --              --              --              --
                                         --------        --------        --------        --------
                                         $  1,777        $    971        $  2,638        $  1,729
                                         ========        ========        ========        ========
Income (loss) from Operations (A):
Purchasing                               $   (495)       $    378        $ (1,415)       $    941
Reorder                                      (105)           (522)           (314)           (939)
Logistics                                     (17)            468             (44)            201
Corporate                                    (530)           (651)         (1,050)         (1,344)
                                         --------        --------        --------        --------
                                         $ (1,147)       $   (327)       $ (2,823)       $ (1,141)
                                         ========        ========        ========        ========


(A) Subsequent to the filing of the Company's Form 10-Q for the quarter ended March 31, 2001, the Company reallocated certain 2001 selling, general and administrative expenses between segments to more accurately match the expense with the appropriate segment. This reallocation was recorded retroactive to January 1, 2001.

The Company's revenue and assets predominately relate to the United States operations.

For the three and six months ended June 30, 2001, the following customers accounted for over 10% of the Company's revenues:

                                              THREE MONTHS      SIX MONTHS
                                              ------------      ----------

      Lodging and Condominium Developer           42.3%            24.3%
      Florida Resort and Convention Hotel            *             11.3%
      Lodging and Hotel Development Company          *             10.2%

------------
* Less than 10%.

For the three and six months ended June 30, 2000, one customer, a high-ranking government official of the United Arab Emirates, accounted for 10.8% and 10.1%, respectively, of the Company's revenues.

NOTE 6:  EARNINGS PER SHARE

The following table reconciles the components of basic and diluted earnings per common share for loss from continuing operations for the three and six months ended June 30, 2001 and 2000 (in thousands):


                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                                ------------------------        ------------------------
                                                  2001            2000            2001            2000
                                                --------        --------        --------        --------
Numerator:
  Loss from continuing operations               $ (1,266)       $   (669)       $ (3,137)       $ (1,631)
  Preferred stock dividends                          (20)             --             (40)             --
                                                --------        --------        --------        --------
  Loss available to common stockholders
    from continuing operations - basic            (1,286)           (669)         (3,137)         (1,631)
   Effect of dilutive securities
      preferred stock dividends                      (20)             --             (40)             --
                                                --------        --------        --------        --------
   Loss available to common stockholders
     from continuing operations - diluted         (1,266)           (669)         (3,177)         (1,631)
                                                ========        ========        ========        ========
Denominator:
   Weighted average common shares
     outstanding - basic                          15,113          14,813          15,002          14,795
   Effect of dilutive securities (a)
     Stock-based compensation plans                   --              --              --              --
     Convertible preferred stock                      --              --              --              --
                                                --------        --------        --------        --------
   Weighted average common and common
     equivalent shares outstanding -
     dilutive                                     15,113          14,813          15,002          14,795
                                                ========        ========        ========        ========


(a)  Antidilutive

NOTE 7:  COMMITMENTS AND CONTINGENCIES

After the resignations of a number of former directors and officers of the Company in the fall of 1999, the Company retained counsel to assist in conducting an investigation into various matters. In the course of the investigation, the Company discovered, among other things, that approximately $2.1 million of fraudulent charges had been submitted to and paid by the Company during 1998 and 1999. Those funds have been returned to the Company by a former officer of the Company, but the Company has not yet recovered any interest or related costs. Management believes that it has identified the financial extent of the fraudulent activities. The financial results for the fourth quarter of 1999 reflect the recovery. The Company has not restated any prior period financial statements as management has determined that the impact was not material in any period. The Company believes that other former directors, officers and employees may have been involved in the fraudulent activities, that there may have been breaches of fiduciary duties and other inappropriate actions, and that the Company may be able to recover damages from those individuals. The Company intends to pursue all available and appropriate remedies and to make any appropriate referrals to law enforcement and administrative agencies. In May 2001, the Company reached an Agreement to settle its litigation against one of the former officers of the Company. This Agreement was renegotiated under a new Agreement signed in July 2001 whereby the former officer would pay a total of $650,000 to the Company payable $100,000 at signing (received by the Company in July, 2001) with seven monthly payments of $75,000 and a final payment of $25,000 in March 2002. Additionally, the Agreement called for the former officer's continued cooperation with the Company's investigation and stipulated a consent judgment in the Company's favor in an initial amount of $1,000,000. However, in the event that the former officer fails to make the scheduled payments, then the full $1,000,000 judgment is in effect, less payments to date. In exchange, the Company agreed to a limited release to the former officer and has dismissed its outstanding litigation upon receipt of the initial payment.

Except for the changes stated above, there has been no change in the status of the Company's material outstanding litigation as disclosed in the Company's Form 10-K for the year ended December 31, 2000.

                     HOTELWORKS.COM, INC., AND SUBSIDIARIES


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

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2001 vs. THREE MONTHS ENDED JUNE 30, 2000.

Revenues for the three months ended June 30, 2001 were $30,458,000 compared to $54,265,000 for the three months ended June 30, 2000. Sales in the purchasing business declined from $44.9 million in 2000 to $26.1 million in 2001 primarily as a result of the economic downturn and pricing pressures in the hotel industry where development and renovation of hotel properties decreased. Sales in the reorder business dropped from $3.0 million to $740,000 due primarily to the loss of a significant customer in May 2000 and the conversion of a large percentage of business with the largest remaining customer from principal to agent status, whereby the merchandise sales and cost are no longer recorded on the Company's books. The economic slowdown has also negatively impacted the logistics business where revenue dropped from $6.4 million in the second quarter of 2000 to $3.6 million in the current quarter. Hotel and retail customers have scaled back their expansion plans thereby reducing the available work for logistics. Further, there has been a drop in hotel and casino development in Las Vegas where the Company maintains a warehouse and staff.

Cost of revenues for the quarter ended June 30, 2001 decreased to $28,050,000 as compared to $50,414,000 for the second quarter of 2000 due primarily to lower revenues across all business segments.

Gross profit for the second quarter of 2001 was $2,408,000 or 7.9% of revenues, compared to $3,851,000 or 7.1% of revenues for the second quarter of 2000. The decrease in gross profit dollars was primarily attributable to the drop in revenues. In gross profit percentages, the logistics business accounted for most of the increase as operational efficiencies generated higher gross profits on transportation and installation projects.

Selling, general and administrative ("S,G&A") expenses decreased from $4,178,000 in the second quarter of 2000 to $3,555,000 in the second quarter of 2001. The drop in S,G&A dollars was primarily the result of employee layoffs and expense reductions in response to the economic downturn and the resulting drop in revenues. As a percent of revenues, S,G&A expenses for the quarter ended June 30, 2001 were 11.7% as compared to 7.7% for the second quarter of 2000. The increase in the percent for the current year quarter was due to the decrease in revenues discussed above.

The loss from operations for the quarter ended June 30, 2001 was $1,147,000 compared to a loss of $327,000 for the quarter ended June 30, 2000. The increase in the loss in the current quarter was due to the factors cited above.

Interest expense decreased from $447,000 in the three months ended June 30, 2000 to $198,000 in the three months ended June 30, 2001. The decrease was due to a drop in interest rates as the majority of the Company's long-term debt is subject to variable interest rates, the refinancing of the debt with HSBC Bank USA in December 2000 whereby the debt currently accruing interest dropped by approximately $5.5 million and the repayment of the Bekins' mortgage note and term debt with Bank of America in March 2001. Interest income decreased primarily due to the drop in funds available for investment.

Due to the losses sustained in the three months ended June 30, 2001 and 2000 and the lack of any additional carryback opportunity, no provision or benefit for income taxes was recorded.

Based on the above factors, the loss from operations increased from a loss of $669,000 in the three months ended June 30, 2000 to a $1,266,000 loss in the current three month period. Basic and diluted loss per share from operations increased from a $0.05 loss in last year's second quarter to a loss of $0.09 in the current quarter.

RESULTS OF OPERATIONS: SIX MONTHS ENDED JUNE 30, 2001 vs. SIX MONTHS ENDED JUNE 30, 2000

Revenues for the six months ended June 30, 2001 were $62,534,000 compared to $95,820,000 for the six months ended June 30, 2000. Sales in the purchasing business decreased from $76.5 million in the prior year to $52.2 million in the current year primarily as a result of the economic downturn and pricing pressures in the hotel industry where development and renovation of hotel properties declined. Sales in the reorder business dropped from $7.5 million in 2000 to $1.6 million in 2001 due primarily to the loss of a significant customer in May 2000 and the conversion of a large percentage of the business with the largest remaining customer from principal to agent status, whereby the merchandise sales and cost are no longer recorded on the Company's books. Sales in the logistics business declined from $11.8 million in 2000 to $8.7 million in 2001, also as a result of the economic downturn where hotel and retail customers have scaled back their expansion plans. Additionally, the Company has been negatively impacted by the drop in hotel and casino development in Las Vegas where a warehouse and staff are maintained.

Cost of revenues for the six months ended June 30, 2001 were $57,848,000 compared to $88,823,000 for the six months ended June 30, 2000. The decrease was due primarily to lower revenues.

Gross profit for the six months ended June 30, 2001 was $4,686,000 compared to $6,997,000 for the six months ended June 30, 2000. The decrease in gross profit dollars was primarily due to the drop in revenues. As a percent of revenues, gross profit for 2001 was 7.5% compared to 7.3% for 2000.

S,G&A expenses decreased from $8,138,000 in the six months ended June 30, 2000 to $7,509,000 in the six months ended June 30, 2001. The drop in S,G&A dollars was primarily the result of employee layoffs and expense reductions in response to the economic downturn and the resulting drop in revenues. As a percent of revenues, S,G&A expenses for the current six months were 12.0% as compared to 8.5% for the prior six months. The increase in the percent for the current period was due to the decrease in revenues discussed above.

The loss from operations for the six months ended June 30, 2001 was $2,823,000 compared to a loss of $1,141,000 for the six months ended June 30, 2000. The increase in the loss in the current period was due to the factors noted above.

Interest expense decreased from $867,000 in the six months ended June 30, 2001 to $467,000 in the six months ended June 30, 2000. The decrease was due to a drop in interest rates as the majority of the Company's long-term debt is subject to variable interest rates, the refinancing of the debt with HSBC Bank USA in December 2000 whereby the debt currently accruing interest dropped by approximately $5.5 million and the repayment of the Bekins' mortgage note and term debt with Bank of America in March 2001. Interest income decreased primarily due to the drop in funds available for investment.

Due to the losses sustained in the six months ended June 30, 2001 and 2000 and the lack of any additional carryback opportunity, no provision for a benefit for income taxes was recorded.

Based on the above factors, the loss from operations increased from a loss of $1,631,000 in the six months ended June 30, 2000 to a $3,137,000 loss in the current six month period. Basic and diluted loss per share from operations increased from a $0.11 loss in last year's first six months to a loss of $0.21 in the current six months.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company was severely affected during 1999, 2000 and 2001 by significant losses from continuing operations and discontinued operations, which has resulted in a significant deterioration of the stockholders' equity of the Company. In addition, the Company projects negative cash flows from operations in 2001. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Management has taken the following steps in 2001 to improve its operations and reduce its losses from continuing operations. Management has (a) undertaken a comprehensive review of its on-going businesses, (b) implemented steps to improve the gross margin on its contracts by reducing overhead and labor costs,
(c) reduced its selling, general and administrative expenses from $22.7 million in 1999 to $16.4 million in 2000 to a budgeted amount of $14.3 million in 2001, and (d) sold its Orlando warehouse in March 2001, the proceeds of which were used to payoff the mortgage note and substantially all of term loan with Bank of America.

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

In connection with the Company's Amended and Restated Loan Agreement with HSBC Bank USA ("HSBC"), the Company executed a three-year promissory note with HSBC. The note contains a covenant requiring the Company to submit quarterly financial statements to HSBC within 45 days of quarter-end. Due to the late filing of the Form 10-Q for the quarter ended March 31, 2001, the Company was not in compliance with this covenant. The Company cured the default upon the filing of the Form 10-Q for the quarter ended March 31, 2001. Additionally, HSBC has notified the Company that they will not call the note as a result of this violation.

For 2001, the Company projects a net cash flow deficit from operations and cash requirements related to the development of its internet web-based reorder system. The net cash flow deficit from operations for the first two quarters of 2001 primarily relate to losses in the Company's purchasing business and corporate expenses. As of June 30, 2001, the Company had available approximately $1.1 million in cash. As noted in this Form 10-Q, the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. Although management has taken measures to improve profit and cash flows, including review of its on-going businesses' gross margins and related employee layoffs expense reductions, the receipt of settlement payments from former officers and customers, proceeds from the sale of Bekins' Orlando warehouse, and steps taken to defer certain capital expenditures and other current payment obligations, there can be no assurance that the measures taken will allow the Company to achieve profitability or positive cash flows. Even with these measures, it is likely that the Company will need additional capital to continue its operations. If the Company fails to secure additional capital, either through financing or other methods, the Company may reduce its operations or delay payment of its obligations. The occurrence of any or all of these events would have a material adverse effect on the Company's business, prospects, operating results and financial condition. The financial statements included herein do not include any adjustments that might result from the outcome of these uncertainties.

Net cash used by operating activities of continuing operations for the six months ended June 30, 2001 was $2,360,000 compared to net cash provided of $3,703,000 for the six months ended June 30, 2000. During the current period, cash was primarily used to fund the net loss of the Company. The cash generated by the decrease in accounts receivable and vendor deposits was substantially offset by the cash used by the decrease in accounts payable and customer deposits. These accounts dropped in the current period due primarily to the economic slowdown whereby the hotel industry delayed and in some instances cancelled renovation projects and new construction.

Net cash used in operating activities of discontinued operations was $578,000 for the six months ended June 30, 2001 compared to net cash provided of $276,000 in the six months ended June 30, 2000. The use of cash in 2001 primarily relates to expenses for litigation as claims against former customers of the renovation business are pursued.

Net cash provided by investing activities was $1,791,000 for the six months ended June 30, 2001 compared to net cash used of $832,000 for the six months ended June 30, 2000. For the first six months of 2001, cash was provided by the sale of the Bekins warehouse in March 2001 offset by $286,000 of property and equipment purchases. The use of cash in 2000 related entirely to purchases of property and equipment.

Net cash used in financing activities for the first six months of 2001 was $2,742,000 compared to cash provided of $223,000 in the first six months of 2000. The use of cash in 2001 related to payments on long-term debt, primarily the use of the warehouse sale proceeds by Bekins to payoff their mortgage with Bank of America, N.A. and to substantially reduce the balance of their term loan with Bank of America, N.A. For 2000, the proceeds from stock option and warrant exercises and borrowings on long-term debt exceeded the repayments of long-term debt by $223,000.

The Company has been notified that it has fallen below the continued listing requirements of the American Stock Exchange ("AMEX"). Also, on April 20, 2001, the AMEX halted trading of the Company's common stock because the Company had failed to file its Form 10-K for the period ended December 31, 2000. The Company filed its Form 10-K on June 21, 2001, (as amended on July 13, 2001) however, the Company's Form 10-Q for the quarter ended March 31, 2001 was also not filed on a timely basis. The Company filed its Form 10-Q for the quarter ended March 31, 2001 on July 23, 2001. Until the trading halt on the Company's common stock is lifted, there is no public liquidity in the Company's common stock. As a result of falling below the listing requirements, the AMEX may move to delist the common stock and if the common stock is delisted, the Company's ability to raise capital and its liquidity would be adversely affected.

NEW ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $10,438,000. Amortization expense during the six-month period ended June 30, 2001 was $201,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although the Company does maintain small offices outside the United States and does conduct immaterial transactions in foreign currencies, the Company does not believe that it has material exposure to risks associated with foreign currency fluctuations related to its operations given the terms of its contracts with customers. The Company does not use derivative financial instruments in its operations. The Company does have exposure to market risks associated with changes in interest rates given that the Company does maintain long-term debt facilities which have variable interest rates. If short-term interest rates averaged 1% more in the six months ended June 30, 2001, the Company's interest expense and net loss would have increased by approximately $60,000.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

After the resignations of a number of former directors and officers of the Company in the fall of 1999, the Company retained counsel to assist in conducting an investigation into various matters. In the course of the investigation, the Company discovered, among other things, that approximately $2.1 million of fraudulent charges had been submitted to and paid by the Company during 1998 and 1999. Those funds have been returned to the Company by a former officer of the Company, but the Company has not yet recovered any interest or related costs. Management believes that it has identified the financial extent of the fraudulent activities. The financial results for the fourth quarter of 1999 reflect the recovery. The Company has not restated any prior period financial statements as management has determined that the impact was not material in any period. The Company believes that other former directors, officers and employees may have been involved in the fraudulent activities, that there may have been breaches of fiduciary duties and other inappropriate actions, and that the Company may be able to recover damages from those individuals. The Company intends to pursue all available and appropriate remedies and to make any appropriate referrals to law enforcement and administrative agencies. In May 2001, the Company reached an Agreement to settle its litigation against one of the former officers of the Company. This Agreement was renegotiated under a new Agreement signed in July 2001 whereby the former officer would pay a total of $650,000 to the Company payable $100,000 at signing (received by the Company in July, 2001) with seven monthly payments of $75,000 and a final payment of $25,000 in March 2002. Additionally, the Agreement called for the former officer's continued cooperation with the Company's investigation and stipulated a consent judgment in the Company's favor in an initial amount of $1,000,000. However, in the event that the former officer fails to make the scheduled payments, then the full $1,000,000 judgment is in effect, less payments to date. In exchange, the Company agreed to a limited release to the former officer and has dismissed its outstanding litigation upon receipt of the initial payment.

Except for the changes stated above, there has been no change in the status of the Company's material outstanding litigation as disclosed in the Company's Form 10-K for the year ended December 31, 2000.

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

                                        HOTELWORKS.COM, INC.



                                        /s/  DOUGLAS A. PARKER
                                        ---------------------------------------
                                        Douglas A. Parker
                                        Chief Executive Officer, President and
                                        Director

                                        /s/  JOHN F. WILKENS
                                        ---------------------------------------
                                        John F. Wilkens
                                        Vice President - Treasurer (principal
                                        financial officer, principal accounting
                                        officer)


Dated:  August 10, 2001